Form 10QSB
period 1996-03-31
ARIEL CORP
filed 1996-07-10
CIK 911167

CONFIRMING COPY

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     0-25326

                   Ariel Corporation
(Exact name of registrant as specified in its charter.)

    Delaware, U.S.A.                    13-3137699
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2540 Route 130, Cranbury, NJ, U.S.A.           08512
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(609) 860-2900

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.001 Par Value - 6,912,690 shares outstanding as of March 31, 1996.

                                CONFIRMING COPY

                                ARIEL CORPORATION

                   FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

                  A.   Unaudited Balance Sheet as of March 31, 1996.

                  B. Unaudited Statements of Operations for the three months ended March 31, 1996 and 1995.

                  C. Unaudited Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

                  D.   Unaudited Notes to Financial Statments.


Item 2. Management's Discussion and Analysis or Plan of Operations.


Part II. Other Information.



                                CONFIRMING COPY

                                ARIEL CORPORATION

                                 BALANCE SHEETS
                              As of March 31, 1996
                                  (Unaudited)

(Amounts in thousands, except per share data)



ASSETS
Current Assets
 Cash                                       $ 11,967
  Accounts receivable, net
   allowance for doubtful accounts
    of $168                                      978
  Other receivables                              127
  Inventories, net                             2,580
  Prepaid expenses                               129
                                               ______
Total Current Assets                          15,781
 Property, Plant and Equipment
  less accumulated depreciation
    of $1,024                                  1,197
Other Assets                                     349
                                              ______
TOTAL ASSETS                                $ 17,327
                                              ======




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts Payable                           $   592
  Accrued Expenses                               956
  Notes Payable - Current                        314
  Royalties Payable                               74
                                               ______
Total Current Liabilities                      1,936

Notes Payable, related parties, net               15
                                               ______

Commitments and Contingencies                      -

Stockholder's Equity (Deficiency)
  Preferred Stock, $0.001 par value;
     2,000,000 shares authorized; shares
     issued and outstanding - none
  Common stock $.001 par value, 20,000,000
     shares authorized, 6,912,690 and
      4,758,625 issued and outstanding,
        repectively                                 7
  Additional Paid-in Capital                   21,521
 Accumulated deficit                           (6,151)
                                               _______
Total Stockholders' Equity                   $ 15,377

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                          $ 17,327
                                             =======

See Accompanying Notes to Unaudited Financial Statements


                            CONFIRMING COPY

                PART I. - FINANCIAL INFORMATION

                            ARIEL CORPORATION

                         STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS

                       ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


(Amounts in thousands, except per share data)

                                             Three months ended
                                                 March 31
                                             __________________
                                               1996      1995
                                              ______    ______
Net Sales                                   $ 1,522    $ 2,096

Cost of goods sold                              820        971
                                              ______     ______

Gross Profit(Loss)                              703      1,124

Expenses:
     Sales and marketing                        949        563
     General and administrative                 832        671
     Research and Development                 1,096        449
                                              ______     ______

Loss from operations                         (2,174)      (558)

Interest income, net                            159         13

Other income                                     15          6
                                               ______    ______

Net Loss                                     (2,000)      (539)
                                             =========  ========

PER SHARE DATA:

     Weighted Average number of common
          Shares outstanding               6,871,615    4,472,063
                                           ==========   =========

      Net Loss Per Share                       $ (.29)   $ (.12)
                                              ========  =========

See Accompanying Notes to Unaudited Financial Statements



                            CONFIRMING COPY

                           ARIEL CORPORATION

                         STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)

(Amounts in thousands)
                                        1996               1995

Cash Flow From Operating Activities:
 Loss From Operations               $   (2,000)          $  (539)
                                        _______            _______
Adjustments To Reconcile Net
 Loss to Net Cash Used in
 Operating Activities
  Depreciation and Amortization            106                39
  Amortization of Discount
     on Royalties Payable                    8                 7
 (Increase) Decrease In Assets:
  Accounts Receivable                      532              (267)
  Other Receivables                        (77)               (5)
  Inventories                             (319)             (174)
  Prepaid Expenses                         (26)              (57)
  Other assets                             112                (1)
  Increase (Decrease) in Liabilites:
  Accounts payable                         108               155
  Accrued expenses                         (91)             (143)
  Royalties Payable, related parties        (2)              (66)
                                        _______            _______
Net Cash Used In Operating Activities $ (1,649)         $ (1,051)
                                        _______            _______

Cash Flows Used In Investing Activities:
  Purchase of Equipment                $  (751)            $ (160)
                                       ________           ________
Net Cash Used In
  Investing Activities                $  (751)            $ (160)
                                       ________           ________
Cash Flow From Financing Activities:
  Proceeds From Sale of Common Stock,
     net of expenses                        -             $ 5,708
  Proceeds From Exercise of Warrants,
     net of expenses                      387                   -
                                        _______            _______
Net Cash Provided By
  Financing Activities                $   387             $ 5,708
                                        _______            _______

Net (Decrease) Increase in Cash        (2,012)              4,497

Cash and Cash Equivalents,
 Beginning of Year                    $13,979             $   313
                                      ________            ________
Cash and Cash Equivalents,
 End of Period                        $11,967             $ 4,810


See Accompanying Notes to Unaudited Financial Statements


                                 CONFIRMING COPY

                                ARIEL CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996


Note 1. Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunciton with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and statements of cash flows for the three months ended March 31, 1996 and 1995. The results for interim periods are not necessarily indicative of results for the full year.


                                 CONFIRMING COPY

                                ARIEL CORPORATION

                          MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATION


Comparison of Results of Operations:

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue.


                                      Three months ended
                                          March 31,

                                     1996          1995


Sales                                 100%          100%

Cost of goods sold                     54            46
                                    _______       _______

    Gross profit                       46            54


Expenses

    Sales and marketing                62            27
    General and administrative         55            32
    Research and development           72            22
                                    _______       ________

Loss from operation                  (143)          (27)

Interest Income                        11             1

Interest Expense                       (1)            -

Other Income                            1             -
                                     _______       _______

    Loss before income tax
         benefit (provision)          (132)         (26)

    Income tax benefit (provision)
                                     _______       _______

           Net Loss                   (132%)        (26)%
                                     ========      =======


                                 CONFIRMING COPY

Three Months Ended March 31, 1996 as Compared to Three Months Ended March 31, 1995.

Net Sales
- ---------
     Worldwide sales were $1,522,379 for the three months ended March 31, 1996, a decrease of $573,131 or 27% compared to net sales of $2,095,510 for the three months ended March 31, 1995. Domestic sales were $1,109,814 for the three months ended March 31, 1996 compared to $1,650,575 for the three months ended March 31, 1995. The Company experienced lower bookings in the months of December 1995 and January 1996 compared to the corresponding months of the prior year, thus resulting in lower shipments from its backlog of orders. Bookings increased significantly in February, 1996 and remained strong in March and April, 1996. Additionally, sales for the first quarter of 1995 included $291,000 related to a $1.4 million purchase order that was fulfilled in calender year 1995. Export sales were $412,565 for the first quarter of 1996 compared to $444,935 for the first quarter of 1995, a decrease of $32,370 or 7%.

Gross Profits
- --------------
     Gross profit decreased to $702,662 for the three months ended March 31, 1996 from $1,124,394 for the three months ended March 31, 1995. Gross profit margin decreased to 46.2% for the three months ended March 31, 1996 from 53.7% for the three months ended March 31, 1995. The decrease in gross profit margin reflects an underabsorption of fixed production costs related to salaries and wages and allocation of certain overhead expenses.

Sales and marketing
- --------------------
     Sales and marketing expenses were $949,259 for the first quarter of 1996 compared to $562,701 for the first quarter of 1995. The increase of $386,558 or 69% for the first quarter of 1996 includes approximately $169,000 in salaries and wages reflecting additions to the field sales force in San Francisco, California which primarily focuses on sales in Far Eastern markets, and expansion of the marketing and sales support groups. Advertising and marketing expenses increased by approximately $111,000 reflecting print advertising brochure expenses and programs related to the introduction of certain new products focused on OEM and computer telephony integration ("CTI") markets.

General and administrative
- ---------------------------
     General and administrative expenses were $831,565 for the first quarter of 1996 compared to $670,699 for the first quarter of 1995. The increase of $160,866 or 24% includes an increase of $44,000 in salaries and wages related to the addition of a Chief Financial Officer (effective May 1, 1995) and certain other staff and clerical positions. Relocation expenses increased by $93,000 reflecting payment of certain expenses related to the relocation of certain employees. Rent expense increased by $66,000 related to the Company's occupancy of its 30,000 square foot Corporate Headquarters in January 1996.
The Company previously occupied 9,500 square feet and paid rent on such space through January 1996. Consulting expenses decreased by approximately $72,000 of which approximately $58,000 was expense related to the use of a financial consultant to assist the Company in its Initial Public Offering and Form 10-KSB filing in 1995. Commercial insurance costs increased $27,000 reflecting increases in premium expense due to an increase in coverage for directors and officers liability insurance.

Research and Development
- ------------------------
     Research and development expenditures were $1,095,667 for the three months ended March 31, 1996 compared to $448,911 for the three months ended March 31, 1995, an increase of $647,000 or 144%. Salaries and wages increased by $303,000 due primarily to hiring additional engineers to meet the demands for internal product development testing and engineering activities related to developing products specifically for the OEM and CTI marketplace. Additionally, three senior level managers were hired related to the certain product efforts in the CTI marketplace. Expenditures related to development boards and component materials increased by $97,000 as the Company focused its development effort on certain OEM and CTI prototype boards.
     For the foregoing reasons, the Company incurred a net loss of $1,999,818 for the three months ended March 31, 1996 compared to a net loss of $538,867 for the three months ended March 31, 1995.

Liquidity and Capital Resources
- -------------------------------
     On December 20, 1995, the Company completed a secondary offering of its securities pursuant to which it sold 2,040,000 common shares at $7.50 per share. After payment of certain expenses associated with the offering, the Company received net proceeds of approximately $14 million.
     Net cash used in operating activities was $1,648,923. The negative cash flow from operations was the result of the Company's net loss of $1,999,818 for the three months ended March 31, 1996 and an increase in inventories of $319,044 (principally raw materials) as the Company sought to meet customer demands on a more timely basis. Trade accounts receivable decreased by $531,750 from December 31, 1995 reflecting lower shipments for the three months ended March 31, 1996. Other receivables increased by $77,274 for the same period, reflecting interest income earned on cash equivalents. Other assets decreased by $112,190 as certain deposits related to purchases of furniture and telephone eqiupment were released.

     Cash used in investing activities for the three months ended March 31, 1996 amounted to $750,765 and reflected purchase of office equipment and furniture related to the Company's relocation to its new corporate headquarters. In addition, the Company purchased $285,775 of computer and peripheral equipment related to the increase in engineers and professional staff compared to the three months ended March 31, 1995. The Company also incurred approximately $88,000 of leasehold expense related to the new headquarters space.
     Cash flow from financing activities were $387,358 reflecting proceeds of $399,227 from the exercise of the Company's public warrants at $3.50 per warrant. Effective January 24, 1996, if the public trading price of the Company's common stock is above $6.00 per share on each of the 20 consecutive trading days as defined, the Company has the option after obtaining certain approvals from the Company's underwriter of its initial public offering of calling its publicly traded warrants for redemption at a price of $0.01 per warrant. Each holder of a warrant called for redemption may, within thirty days, elect to preempt the redemption by exercising the warrant and purchase one share of the Company's common stock for $3.50. At March 31, 1996, 1,610,935 warrants remain outstanding. In the event that all outstanding warrants are exercised, the Company will receive approximately $5,600,000. The Board of Directors has given the Company full discretion to call such warrants when it is deemed necessary to do so.

     The Company has entered into a lease for 30,000 square feet of office and light assembly space in Cranbury, New Jersey for a term of five years at an annual base rental (not including common charges) that ranges from $300,000 in the first year to $330,000 in the final year.

                                 CONFIRMING COPY

Impact of the Adoption of Recently Issued Accounting Standards
- ---------------------------------------------------------------
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995. SFAS 121 required companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company will be required to adopt the provisions of SFAS 121 at the beginning of the year ended December 31, 1996. The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 will not have a material impact on the Compnay's financial position or results of operations.
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The Company will be required to adopt the provisions of SFAS 123 at the begining of the year ending December 31, 1996. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instruments over the vesting period of the Equity Instrument. The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25.

                                   CONFIRMING COPY

Part II. Other Information
- --------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        A) Exibits - Exibit 11
        B) Reports on Form 8-K - None.

                                CONFIRMING COPY

                                  Signature

     Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Ariel Corporation
                                                      -----------------
                                                      Registrant


                                                       /S/
                                                      ------------------
                                                      Gerard E. Dorsey
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                                    Officer






Date: May 10, 1996

                                 CONFORMING COPY

                                                                    EXHIBIT 11


                                       AREIL CORPORATION
                            STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                         For the Three Months Ended March 31, 1996 and 1995


                                             1996              1995
                                       ---------------   ----------------

Primary:
     Net loss for the period               $(1,999,818)     $(538,867)

     Weighted average number of shares   _______________  ______________
          of common stock outstanding        6,871,615        4,317,792

     Shares issuable upon exercise of
          outstanding options and warrants         -              -
     Shares assumed to be aquired in accordance
          with the treasury stock method            -              -
                                          ---------------  --------------
     Shares used in computing per share loss  6,871,615       4,317,792
                                           --------------  --------------
     Net loss per share                     $   (0.29)      $   (0.12)
                                           =============  ==============

Fully Diluted:
     Net loss for the period               $(1,999,818)     $(494,170)

     Weighted average number of shares   _______________  ______________
          of common stock outstanding        6,871,615        4,317,792

     Shares issuable upon exercise of
          outstanding options and warrants   3,271,387        2,299,208
     Shares assumed to be aquired in accordance
          with the treasury stock method    (3,691,904)        (951,725)
                                           ---------------  --------------
     Shares used in computing per share loss 6,451,098        5,665,275
                                           --------------  --------------
     Net loss per share                     $   (0.31)      $   (0.09)
                                           ==============   =============
