Form 10QSB
period 1996-06-30
ARIEL CORP
filed 1996-08-09
CIK 911167

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                      ----------------------------------

                                 Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996   Commission file number: 0-25326

                              Ariel Corporation
            (exact name of registrant as specified in its charter)

              Delaware                           13-3137699
      (State of incorporation)          (IRS employer identification
                                                   number)
                                2540 Route 130
                          Cranbury, New Jersey 08512
                   (Address of principal executive offices)

                                 609-860-2900
                   (Telephone number, including area code)
                 --------------------------------------------

      Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ( X ) No ( )

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value               8,369,242 shares outstanding
                                           as of June 30, 1996


                  Documents Incorporated by Reference: None

                              Ariel Corporation
                 Form 10-QSB for Quarter Ended June 30, 1996
                                    Index

Part I.  Financial Information

Item 1.     Financial Statements

            A.    Unaudited Balance Sheet as of June 30, 1996

            B. Unaudited Statements of Operations for the three and six months ended June 30, 1996 and 1995.



            C. Unaudited Statements of Cash Flows for the six months ended June 30, 1996 and 1995.




            D.    Unaudited Notes to Financial Statements



Item 2.     Management's Discussion and Analysis or Plan of Operation.



Part II.  Other Information

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            ARIEL CORPORATION
                              BALANCE SHEET
                           As of June 30, 1996
                               (Unaudited)


                                  ASSETS


CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                               $13,362,657
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $183,039                                2,852,286
       OTHER RECEIVABLES                                           138,776
       INVENTORIES                                               3,103,274
       PREPAID EXPENSES                                            128,803
                                                                -----------
             TOTAL CURRENT ASSETS                               19,585,796

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION                                     1,302,678

OTHER ASSETS                                                       352,628

                                                                ===========
       TOTAL ASSETS                                            $21,241,102
                                                                ===========



                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                                         $1,098,084
       ACCRUED EXPENSES                                            990,314
       NOTES PAYABLE - CURRENT, NET OF DISCOUNT OF $16,668         336,624
       ROYALTIES PAYABLE                                            81,318

                                                                -----------

             TOTAL CURRENT LIABILITIES                           2,506,340



STOCKHOLDERS' EQUITY
       PREFERRED  STOCK, $.001 PAR VALUE; 2,000,000 SHARES
              AUTHORIZED; SHARES ISSUED AND OUTSTANDING - NONE
       COMMON STOCK, $.001 PAR VALUE; 20,000,000 SHARES
              AUTHORIZED;  8,369,242 SHARES ISSUED AND OUTSTANDING   8,369
       ADDITIONAL PAID-IN CAPITAL                               26,614,438
       ACCUMULATED DEFICIT                                      (7,888,045)
                                                                -----------
             TOTAL STOCKHOLDERS' EQUITY                         18,734,762

                                                                ===========
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $21,241,102
                                                                ===========


        See accompanying notes to unaudited financial statements.



                                  ARIEL CORPORATION
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       1996        1995          1996         1995
                                                  ----------  ----------   ----------   ----------

SALES                                             $3,660,669  $2,179,452     $5,183,048   $4,274,962

COST OF GOODS SOLD                                 1,877,816   1,241,768      2,697,533    2,212,884

                                                  ----------  ----------     ----------   ----------
          GROSS PROFIT                             1,782,853     937,684      2,485,515    2,062,078

EXPENSES:
    SALES AND MARKETING                              999,204     664,246      1,948,463    1,226,947
    GENERAL AND ADMINISTRATIVE                     1,281,386     640,090      2,112,951    1,310,789
    RESEARCH AND DEVELOPMENT                       1,378,769     637,929      2,474,436    1,086,840

                                                  ----------  ----------     ----------   ----------
    LOSS FROM OPERATIONS                          (1,876,506) (1,004,581)    (4,050,335)  (1,562,498)

INTEREST INCOME                                      144,968      76,751        313,668       98,969

INTEREST EXPENSE                                      (9,629)     (8,370)       (19,067)     (17,614)

OTHER INCOME                                           4,467       7,514         19,216       13,590

                                                  ----------  ----------     ----------   ----------
    LOSS BEFORE INCOME TAX BENEFIT (PROVISION)    (1,736,700)  (928,686)     (3,736,518)  (1,467,553)

    INCOME TAX BENEFIT (PROVISION)                         0          0               0            0

                                                   ==========  ==========     ==========   ==========
                          NET LOSS               ($1,736,700) ($928,686)    ($3,736,518) ($1,467,553)
                                                   ==========  ==========     ==========   ==========



   WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                         7,285,416   4,758,625      7,079,120    4,536,044
                                                  ==========  ==========     ==========   ==========


    NET LOSS PER COMMON SHARE                        ($0.24)     ($0.20)        ($0.53)      ($0.32)
                                                  ==========  ==========     ==========   ==========




              See accompanying notes to unaudited financial statements.

                                 ARIEL CORPORATION
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Six Months Ended June 30,
                                                           1996              1995
                                                       -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:


     NET LOSS                                           $(3,736,518)      $(1,467,553)
     ADJUSTMENTS TO RECONCILE NET LOSS TO
              NET CASH USED IN OPERATING ACTIVITIES:

     DEPRECIATION & AMORTIZATION                            242,438            85,728

     AMORTIZATION OF DISCOUNT ON ROYALTIES  PAYABLE          15,953            14,478

     PROVISION FOR DOUBTFUL ACCOUNTS                         15,000                 -

     PROVISION FOR INVENTORY OBSOLESCENCE                    15,000            15,000

     (INCREASE) DECREASE IN ASSETS:
         ACCOUNTS RECEIVABLE                             (1,357,372)         (323,824)

         OTHER RECEIVABLES                                  (88,732)            2,433

         INVENTORIES                                       (857,515)         (434,952)

         PREPAID EXPENSES                                   (24,981)         (133,410)

         OTHER ASSETS                                       108,317            (7,648)

     INCREASE (DECREASE) IN LIABILITIES:
         ACCOUNTS PAYABLE                                   583,198           (20,208)

         ACCRUED EXPENSES                                   (56,569)          (94,492)

         ROYALTIES PAYABLE, RELATED PARTIES                   4,810           (60,980)

                                                       -------------     -------------

              NET CASH USED IN OPERATING ACTIVITIES      (5,136,971)       (2,425,428)
                                                       -------------     -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     PURCHASE OF EQUIPMENT                                 (961,557)         (261,237)
                                                       -------------     -------------

              NET CASH USED IN INVESTING ACTIVITIES        (961,557)         (261,237)
                                                       -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM SALE OF COMMON STOCK,
         NET OF EXPENSES                                          -         5,610,528

     PROCEEDS FROM EXERCISE OF WARRANTS
         AND OPTIONS,  NET OF EXPENSES                    5,482,176                 -
                                                       -------------     -------------

              NET CASH PROVIDED BY FINANCING
                 ACTIVITIES                               5,482,176         5,610,528
                                                       -------------     -------------


NET (DECREASE) INCREASE IN CASH                            (616,352)        2,923,863

     CASH AND CASH EQUIVALENTS, BEGINNING
         OF YEAR                                         13,979,009           313,189
                                                       =============     =============

 CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 13,362,657    $   3,237,052
                                                       =============     =============


              See accompanying notes to unaudited financial statements.


                             Ariel Corporation
                        Notes to Financial Statements
                                 (Unaudited)

Basis of Presentation

      The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. Certain prior period amounts have been reclassified in order to conform to the current period presentation.
      In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995, respectively. The results for interim periods are not necessarily indicative of results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                       Three months ended     Six months ended
                                            June 30,             June 30,

                                        1996        1995       1996      1995
                                        ----        ----       ----      ----

Sales                                   100%        100%       100%      100%

Cost of goods sold                       51          57         52        52
                                       --------    --------   --------  -------

     Gross profit                        49          43         48        48


Expenses

     Sales and marketing                 27          31         38        29

     General and administrative          35          29         41        31

     Research and development            38          29         48        25
                                       --------    --------   --------  -------

Loss from operations                    -51         -46        -78       -36


Interest Income                           4           3          6         2

Interest Expense                          -           -          -         -

Other Income                              -           -          -         -
                                       --------    --------   --------  -------

Loss before income tax benefit
 (provision)                            -47         -43        -72       -34


Income tax benefit (provision)            -           -          -        -
                                       ========    ========   ========  =======


                 Net Loss               -47%        -43%       -72%      -34%
                                       ========    ========   ========  =======

Three months ended June 30, 1996 as Compared to three months ended June 30, 1995


Net Sales
      Worldwide sales were $3,660,669 for the three months ended June 30, 1996, an increase of $1,481,217 or 68% compared to net sales of $2,179,452 for the three months ended June 30, 1995. Domestic sales were $3,188,252 for the three months ended June 30, 1996 compared to $1,789,508 for the three months ended June 30, 1995. The Company achieved record bookings in February and March which were shipped from backlog during the three months ended June 30, 1996. The Company's Aruba and Hydra series DSP boards shipped in significant volume during the quarter ending June 30, 1996. Export sales were $472,417 for the three months ended June 30, 1996 compared to $389,944 for the three months ended June 30, 1995.

Gross Profit
      Gross profit increased by $845,169 or 90% to $1,782,853 for the three months ended June 30, 1996 compared to $937,634 for the three months ended June 30, 1995. Gross profit margin increased to 49% for the three months ended June 30, 1996 compared to 43% for the three months ended June 30, 1995. The Company has significantly improved its manufacturing process in 1996 compared to 1995 and has intentionally built certain products to stock quantities and avoid costly short-run and quick turnaround purchases in response to market demands. Additionally, the mix of product sold during the second quarter of 1996 carried higher gross margins compared to product shipped during the second quarter of 1995.

Sales and marketing
      Sales and marketing expenses were $999,204 or 27% of sales for the three months ended June 30, 1996 compared to $664,246 or 31% of sales for the three months ended June 30, 1995. The increase of $334,958 or 50% includes $93,344 for sales commissions reflecting the significant increase in sales quarter to quarter. Additionally, advertising and marketing expenses increased $94,402 reflecting print advertising for certain of the Company's general purpose DSP boards and the Computer Telephony Integration ("CTI") modem products.

General and administrative
      General and administrative expenses were $1,281,386 or 35% of sales for the three months ended June 30, 1996 compared to $640,090 or 29% of sales for the three months ended June 30, 1995, an increase of $641,296 or 100%. The increase of $641,296 included an increase of $328,287 in salaries and wages reflecting non-recurring severance expense related to certain management personnel and the addition of a full-time human resource manager. Depreciation expense increased throughout the company, reflecting the significant increase in fixed assets related to additional computer equipment and furniture and fixtures needs, and as a result, depreciation expense for the administrative and support staff increased by $41,805. Recruitment expenses increased by $65,695 reflecting completed searches for human resource and accounting positions and progress payments on two additional administrative searches. Relocation expenses increased by $63,356 reflecting payment of certain one-time expenses related to the relocation of a senior executive and the closing of the Company's liaison office in Paris, France. Rent expense increased by $81,283 reflecting the Company's occupancy of its 30,000 square foot Corporate Headquarters in January 1996. Commercial Insurance expense increased by $35,696 reflecting increases in premium expense due to increased coverage for Directors and Officers Liability insurance. Consulting expense increased by $90,200 reflecting specific assignments for management process, financial public relations and corporate marketing programs.

Research and Development
      Research and development expenditures were $1,378,769 or 38% of sales for the three months ended June 30, 1996 compared to $637,929 or 29% of sales for the three months ended June 30, 1995, an increase of $740,840. Salaries and wages increased by $327,100 reflecting principally the hiring of certain senior level managers and additional engineering staff to meet the demands for internal product development in the CTI and Communications System Groups ("CSG"). In addition, research and development expense increased by $96,000 due to prototype assemblies for certain CTI and OEM products. In addition, certain overhead expenses allocated to research and development increased by $317,734, reflecting the overall increase in engineering headcount, space requirements, and operating expenses.

      For the foregoing reasons, the Company incurred a net loss of $1,736,700 for the three months ended June 30, 1996 compared to a net loss of $928,686 for the three months ended June 30, 1995.
      .

Six months ended June 30, 1996 as Compared to six months ended June 30, 1995


Net Sales
      Worldwide sales were $5,183,048 for the six months ended June 30, 1996, an increase of $908,086 or 21% compared to worldwide sales of $4,274,962 for the six months ended June 30, 1995. Domestic sales were $4,280,446 for the six months ended June 30, 1996 compared to $3,440,083 for the six months ended June 30, 1995. The Company began calendar year 1996 with an historically low backlog but after a low bookings month in January, it has experienced significant increases in bookings for the months of February through June 1996. Bookings through June 30, 1996 have increased by approximately 42% versus the first six months of 1995. The Company has experienced strong shipments of its Aruba and Hydra series DSP boards. Export sales were $902,602 for the six months ended June 30, 1996 compared to $834,879 for the six months ended June 30, 1995.

Gross Profit
      Gross profit increased $423,437 or 21% from $2,062,078 or 48% of sales to $2,485,515 or 48% of sales. The increase in gross margin reflects the higher sales volume absorbing the increase in fixed production costs and allocation of certain overhead expenses.

Sales and Marketing
      Sales and marketing expenses were $1,948,463 or 38% of sales for the six months ended June 30, 1996 compared to $1,226,947 or 29% of sales for the six months ended June 30, 1995. The increase of $721,516 or 59% includes an increase of $247,739 in salaries and wages reflecting additions to the field sales force in San Francisco, California which primarily focuses on sales in Far Eastern market and one-time severance costs associated with closing the Company's liaison office in Paris, France. Additionally, the Company has significantly increased headcount in its sales support group. Advertising and marketing expenses increased by $158,785 reflecting increased expenditures for print advertising, brochures and marketing programs associated with the introduction of certain new products focused on OEM and CTI markets.

General and Administrative
      General and administrative expenses were $2,112,951 or 41% of sales for the six months ended June 30, 1996 compared to $1,310,789 or 31% of sales for the six months ended June 30, 1995, an increase of $802,162. Salaries and wages increased by $377,628 reflecting non-recurring severance expense of $235,000 related to certain management personnel, approximately $50,000 related to the impact of the Chief Financial Officer's salary for six months of 1996 versus two months in 1995 (hire date May 1, 1995) , severance expense related to certain management personnel, reorganization of the finance department and the addition of a full time human resource manager. Depreciation expense increased throughout the company, reflecting the significant increase in fixed assets related to additional computer equipment and furniture and fixture needs, and as a result, depreciation expense for the administrative and support staff increased by $75,329. Relocation expense increased by $156,097 reflecting the relocation of a senior executive and the closing of the Company's liaison office in Paris, France. Recruitment expense increased by $54,852 reflecting completed searches for human resource and accounting positions and expenses incurred to date on certain additional management searches. Rent expense increased by $147,776 reflecting the Company's occupancy of its 30,000 square foot Corporate Headquarters in January. Commercial insurance costs increased by $61,000 reflecting increases in premium expense related to an increase in coverage for directors and officers liability insurance.

Liquidity and Capital Resources
      On December 20, 1995, the Company completed a secondary offering of its securities pursuant to which it sold 2,040,000 common shares at $7.50 per share. After payment of certain expenses associated with the offering, the Company received net proceeds of approximately $14 million.
      On January 1, 1996, 1,725,000 publicly traded warrants were outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at a per share price of $3.50. Effective January 24, 1996, each warrant was eligible for exercise and under certain circumstances, could be called for redemption by the Company at a price per warrant of $0.01. On May 22, 1996, the Company notified all registered holders of warrants that it had elected to redeem on or after June 28, 1996 all warrants outstanding on the redemption date. Each holder of a warrant called for redemption could within 30 days, elect to preempt the redemption by exercising the warrant and purchasing one share of common stock of the Company at the exercise price of $3.50. Through June 30, 1996, the Company received net proceeds of $4,723,660 representing the exercise of 1,349,617 warrants.
      For the six months ended June 30, 1996, net cash used in operating activities amounted to $5,136,971. The negative cash flow from operations was the result of Company's net loss of $3,736,518 for the six months ended June 30, 1996. Additionally, trade accounts receivable increased by $1,357,372 from December 31, 1995 reflecting the significant increase in sales volume during the second quarter of 1996. Also, inventories increased by $857,515 as a result of the Company's decision to order certain key raw material components in ample quantity to meet anticipated shipment of its CTI products commencing in the third quarter of 1996.
      Cash used in investing activities for the six months ended June 30, 1996 amounted to $961,557 and reflected purchases of computer and peripheral equipment to support the increase in engineering and professional staff, office equipment and furniture related to the Company's relocation to its new Corporate Headquarters.
      Cash flow from financing activities were $5,482,176 for the six months ended June 30, 1996. As previously discussed, the Company has received $4,723,660 from the exercise of 1,349,617 warrants. Additionally, the Company has received $768,000 resulting from the exercise of 150,000 unit purchase options issued to the Company's Underwriters in conjunction with its Initial Public Offering. Such options entitled the holder to purchase for an aggregate consideration of $768,000, 150,000 Underwriter Units. Upon exercise, each
Underwriter Unit entitles the holder to one share of common stock and one warrant.

Impact of the Adoption of Recently Issued Accounting Standards
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995, effective January 1, 1996. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company believes that, based upon current operations and prospects, SFAS 121 will not have a material impacton the Company's financial position or results of operations.
      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995, effective January 1, 1996. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instrument over the vesting period of the Equity Instrument. The Company has elected to continue to account for stock options under Accounting Principles Board Opinion No. 25.


Part II.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K
      A)    Exhibits - Exhibit 11
                     - Exhibit 27
      B)    Reports on Form 8-K - None.

                                  Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Ariel Corporation
                                     ------------------------------------
                                     Registrant







                                     ------------------------------------
                                     Gerard E. Dorsey
                                     Chief Financial Officer and
                                     Principal Accounting Officer
Date:  August 9, 1996


                                                                                                         Exhibit 11
                                                 ARIEL CORPORATION
                                   STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                         For the Three Months and Six Months Ended June 30, 1996 and 1995



                                                                       Three Months Ended June 30,  Six Months Ended June 30,
                                                                         1996           1995           1996            1995
                                                                       -----------    -----------    -----------    ------------
Primary

     Net loss for the  period ........................           $     (1,736,700)   $  (928,686)  $ (3,736,518)  $ (1,467,553)
                                                                       -----------    -----------    -----------    ------------

     Weighted average number of shares of common
        stock outstanding ......................................        7,285,416      4,758,625      7,079,120      4,536,044

     Shares issuable upon exercise of outstanding
        options and warrants .......................................         --             --             --             --

     Shares assumed to be acquired in accordance
        with the treasury stock method ..............................        --             --             --             --
                                                                       -----------    -----------    -----------    ------------

     Shares used in computing per share loss ....................       7,285,416      4,758,625      7,079,120      4,536,044
                                                                       -----------    -----------    -----------    ------------

     Net loss per share ........................................  $         (0.24)   $      0.20)  $      (0.53)   $     (0.32)
                                                                       -----------    -----------    -----------    ------------


Fully Diluted:

     Net loss for the  period ..................................  $     (1,736,700)  $   (862,551) $  (3,736,518)  $ (1,410,922)
                                                                        -----------    -----------    -----------   ------------

     Weighted average number of shares of common
        stock outstanding ..........................................     7,285,416      4,758,625      7,079,120      4,536,044

     Shares issuable upon exercise of outstanding
        options and warrants .......................................     2,857,586      2,989,375      3,064,882      2,642,550

     Shares assumed to be acquired in accordance
        with the treasury stock method .............................    (2,575,748)      (951,725)    (2,575,748)      (951,725)
                                                                        -----------    -----------    -----------    ------------

     Shares used in computing per share loss ................... .       7,567,254      6,796,275      7,568,254      6,226,869
                                                                        -----------    -----------    -----------    ------------

     Net loss per share ......................................... $          (0.23)  $      (0.13) $      (0.49) $        (0.23)
                                                                        -----------    -----------    -----------    ------------
