Form 10QSB/A
period 1996-03-31
ARIEL CORP
filed 1996-08-28
CIK 911167

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



             Documents Incorporated by Reference: None

                                ARIEL CORPORATION

                   FORM 10-QSB/A FOR THE QUARTER ENDED MARCH 31, 1996

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


Item 2. Management's Discussion and Analysis or Plan of Operation


Part II. Other Information


PART I. - FINANCIAL INFORMATION
ITEM 1  - FINANCIAL STATEMENTS



                                ARIEL CORPORATION

                                 BALANCE SHEET

                              As of March 31, 1996

                                  (Unaudited)

(Amounts in thousands, except per share data)



ASSETS
Current assets:
 Cash and cash equivalents........           $11,967
 Accounts receivable, net of
   allowance for doubtful accounts
    of $168 ......................               978
 Other receivables ..............                127
 Inventories, net ...............              2,580
 Prepaid expenses ...............                129
                                              _______
Total current assets .............            15,781

Property, plant and equipment
  less accumulated depreciation
    of $1,024 ....................             1,197
Other assets .....................               349
                                              _______
Total assets .....................           $17,327
                                             =======





LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable .......................   $    592
  Accrued expenses .......................        956
  Notes payable - current ................        314
  Royalties payable ......................         74
                                             ________
Total current liabilities ................      1,936

Notes payable, related parties, net ......         15


Commitments and contingencies ............         --

Stockholder's equity (deficiency)
  Preferred stock, $0.001 par value;
     2,000,000 shares authorized; shares
     issued and outstanding - none
  Common stock $.001 par value; 20,000,000
     shares authorized; 6,912,690 shares
      issued and outstanding ..............         7
  Additional paid-in capital .............     21,521
  Accumulated deficit .....................    (6,151)
                                             ________
Total stockholders' equity ...............   $ 15,377

Total liabilities and stockholders'          ________
equity (deficiency) ......................   $ 17,327
                                             ========

See accompanying notes to unaudited financial statements.



                            ARIEL CORPORATION

                         STATEMENTS OF OPERATIONS

                             (Unaudited)



(Amounts in thousands, except per share data)

                                                                      Three months ended
                                                                           March 31,

                                                                         1996           1995
                                                                  ___________    ___________
Sales .........................................................   $     1,522    $     2,096

Cost of goods sold ............................................           820            971
                                                                  ___________    ___________

Gross profit(loss) ............................................           703          1,124

Expenses:
     Sales and marketing ......................................           949            563
     General and administrative ...............................           832            671
     Research and Development .................................         1,096            449
                                                                  ___________    ___________

Loss from operations ..........................................        (2,174)          (558)

Interest income      ..........................................           169             22

Interest expense ..............................................            (9)            (9)

Other income ..................................................            15              6
                                                                  ___________    ___________

Net loss ......................................................        (2,000)          (539)
                                                                  ===========    ===========

Per share data:

     Weighted average number of common
          shares outstanding ..................................     6,871,615      4,472,063
                                                                  ===========    ===========

      Net loss per share ......................................   $      (.29)   $      (.12)
                                                                  ===========    ===========

See accompanying notes to unaudited financial statements.





                           ARIEL CORPORATION

                         STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (Unaudited)

(Amounts in thousands)
                                                                       1996        1995

Cash flow from operating activities:
 Loss from operations ..........................................   $ (2,000)   $   (539)
                                                                   ________    ________
Adjustments to reconcile net
 loss to net cash used in
 Operating activities
  Depreciation and amortization ................................        106          39
  Amortization of discount
     on royalties payable ......................................          8           7
(Increase) decrease in assets:
  Accounts receivable ..........................................        532        (267)
  Other receivables ............................................        (77)         (5)
  Inventories ..................................................       (319)       (174)
  Prepaid expenses .............................................        (26)        (57)
  Other assets .................................................        112          (1)
 Increase (decrease) in liabilites:
  Accounts payable .............................................        108         155
  Accrued expenses .............................................        (91)       (143)
  Royalties payable, related parties ...........................         (2)        (66)
                                                                   ________    ________
Net cash used in operating activities...........................   $ (1,649)   $ (1,051)
                                                                   ________    ________

Cash flows used in investing activities:
  Purchase of equipment ........................................   $   (751)   $   (160)
                                                                   ________    ________
Net cash used in
  Investing activities .........................................   $   (751)   $   (160)
                                                                   ________    ________
Cash flow from financing activities:
  Proceeds from sale of common stock,
     net of expenses ...........................................       --      $  5,708
  Proceeds from exercise of warrants,
     net of expenses ...........................................        387        --
                                                                   ________    ________
Net cash provided by
  financing activities .........................................   $    387    $  5,708
                                                                   ________    ________

Net (decrease) increase in cash ................................     (2,012)      4,497

Cash and cash equivalents,
 beginning of year .............................................   $ 13,979    $    313
                                                                   ________    ________
Cash and cash equivalents,
 end of period .................................................   $ 11,967    $  4,810
                                                                    =======     ========


See accompanying notes to unaudited financial statements


                                ARIEL CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Results of Operations:

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total revenue:


                                                                            Three months ended
                                                                                 March 31,

                                                                              1996     1995
                                                                             ______   ______

Sales .....................................................................    100%     100%

Cost of goods sold ........................................................     54       46
                                                                              ____     ____

    Gross profit ..........................................................     46       54


Expenses

    Sales and marketing ...................................................     62       27
    General and administrative ............................................     55       32
    Research and development ..............................................     72       22
                                                                              ____     ____

Loss from operation .......................................................   (143)     (27)

Interest Income ...........................................................     11        1

Interest Expense ..........................................................     (1)      --

Other Income ..............................................................      1       --
                                                                              ____     ____

    Loss before income tax
         benefit (provision) ..............................................   (132)     (26)

    Income tax benefit (provision).........................................     -        -
                                                                              ____     ____

           Net Loss .......................................................   (132%)    (26%)
                                                                              ====     ====


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

Impact of the Adoption of Recently Issued Accounting Standards
- ---------------------------------------------------------------
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995. SFAS 121 required companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company will be required to adopt the provisions of SFAS 121 at the beginning of the year ended December 31, 1996. The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The Company will be required to adopt the provisions of SFAS 123 at the begining of the year ending December 31, 1996. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instruments over the vesting period of the Equity Instrument. The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25.

Part II. Other Information
- --------------------------

Item 6. Exhibits and Reports on Form 8-K
         --------------------------------
        A) Exhibits - Exhibit 11, Exhibit 27
        B) Reports on Form 8-K - None.

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

                                                      Ariel Corporation
                                                      -----------------
                                                      Registrant


                                                       /S/
                                                      ------------------
                                                      Gerard E. Dorsey
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer





Date: August 28, 1996

                                                                    EXHIBIT 11


                                       ARIEL CORPORATION

                            STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS

                         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                                      1996           1995
                                                                                 _____________  _____________

Primary:
     Net loss for the period .................................................   $(1,999,818)   $  (538,867)
                                                                                _____________  _____________
     Weighted average number of shares
          of common stock outstanding ........................................     6,871,615      4,317,792

     Shares issuable upon exercise of
          outstanding options and warrants ...................................          --             --

     Shares assumed to be aquired in accordance
          with the treasury stock method .....................................          --             --
                                                                                _____________  _____________
     Shares used in computing per share loss .................................     6,871,615      4,317,792
                                                                                _____________  _____________
     Net loss per share ......................................................   $     (0.29)   $     (0.12)
                                                                                 ===========     ===========

Fully Diluted:
     Net loss for the period .................................................   $(1,999,818)   $  (494,170)
                                                                                _____________   ____________
      Weighted average number of shares
          of common stock outstanding ........................................     6,871,615      4,317,792

     Shares issuable upon exercise of
          outstanding options and warrants ...................................     3,271,387      2,299,208

     Shares assumed to be aquired in accordance
          with the treasury stock method .....................................    (3,691,904)      (951,725)
                                                                                 _____________   ____________
     Shares used in computing per share loss                                       6,451,098      5,665,275
                                                                                 _____________   ____________

     Net loss per share ......................................................   $     (0.31)   $     (0.09)
                                                                                 ===========    ===========
