Form 10QSB
period 1996-09-30
ARIEL CORP
filed 1996-11-13
CIK 911167

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                       ----------------------------------

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 Commission file number:0-25326

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

           Common Stock, $.001 par value 8,905,075 shares outstanding as of September 30, 1996


Documents Incorporated by Reference: None

                                                 Ariel Corporation
                                Form 10-QSB for Quarter Ended September 30, 1996
                                                       Index

Part I.  Financial Information

Item 1.  Financial Statements

                 A.       Unaudited Balance Sheet as of September 30, 1996

                 B. Unaudited Statements of Operations for the three and nine months ended September 30, 1996 and 1995.

                 C. Unaudited Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

                  D.       Unaudited Notes to Financial Statements



Item 2.  Management's Discussion and Analysis or Plan of Operation.



Part II.  Other Information


PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                              ARIEL CORPORATION
                                                BALANCE SHEET
                                          As of September 30, 1996
                                                 (Unaudited)


                                                   ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ......................................   $ 13,847,764
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $197,678 .....................................      2,624,061
       OTHER RECEIVABLES ..............................................        166,815
       INVENTORIES ....................................................      3,003,136
       PREPAID EXPENSES ...............................................        201,165
                                                                             ---------
                  TOTAL CURRENT ASSETS ................................     19,842,941

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ..........................................      1,487,627

OTHER ASSETS ..........................................................        387,917
                                                                             =========
       TOTAL ASSETS ...................................................   $ 21,718,485
                                                                             =========


                                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE ...............................................   $  1,116,287
       ACCRUED EXPENSES ...............................................      1,174,859
       NOTES PAYABLE - CURRENT, NET OF DISCOUNT OF $8,595 .............        266,188
       ROYALTIES PAYABLE ..............................................         80,742
                                                                             ---------
                  TOTAL CURRENT LIABILITIES ...........................      2,638,076



STOCKHOLDERS' EQUITY
       PREFERRED  STOCK, $.001 PAR VALUE; 2,000,000 SHARES
              AUTHORIZED; SHARES ISSUED AND OUTSTANDING - NONE
       COMMON STOCK, $.001 PAR VALUE; 20,000,000 SHARES
              AUTHORIZED;  8,905,075 SHARES ISSUED AND OUTSTANDING ....          8,905
       ADDITIONAL PAID-IN CAPITAL .....................................     28,724,691
       ACCUMULATED DEFICIT ............................................     (9,653,187)
                                                                             ---------
                  TOTAL STOCKHOLDERS' EQUITY ..........................     19,080,409
                                                                             ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................   $ 21,718,485
                                                                             =========

                        See accompanying notes to unaudited financial statements.






                                                    ARIEL CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                                    Three Months Ended September 30, Nine Months Ended September 30,
                                                                             1996           1995           1996           1995
                                                                         -----------    -----------    -----------    -----------

SALES ................................................................   $ 3,760,367    $ 2,462,287    $ 8,943,415    $ 6,737,249

COST OF GOODS SOLD ...................................................     1,886,051      1,121,252      4,583,584      3,334,136

                                                                         -----------    -----------    -----------    -----------
                 GROSS PROFIT ........................................     1,874,316      1,341,035      4,359,831      3,403,113

EXPENSES:
     SALES AND MARKETING .............................................     1,024,198        750,216      2,972,661      1,977,163
     GENERAL AND ADMINISTRATIVE ......................................     1,045,844        769,854      3,158,795      2,080,644
     RESEARCH AND DEVELOPMENT ........................................     1,806,204        729,903      4,280,640      1,816,742

                                                                          -----------    -----------    -----------    -----------
     LOSS FROM OPERATIONS ............................................    (2,001,930)      (908,938)    (6,052,265)    (2,471,436)

INTEREST INCOME ......................................................       205,919         49,121        519,587        148,090

INTEREST EXPENSE .....................................................        (9,773)        (8,544)       (28,840)       (26,158)

OTHER INCOME .........................................................        40,642          4,402         59,858         17,992

                                                                          -----------    -----------    -----------    -----------
     LOSS BEFORE INCOME TAX ..........................................    (1,765,142)      (863,959)    (5,501,660)    (2,331,512)

     INCOME TAX ......................................................             0              0              0              0

                                                                          ===========    ===========    ===========    ===========
                   NET LOSS ..........................................   ($1,765,142)   ($  863,959)   ($5,501,660)   ($2,331,512)
                                                                          ===========    ===========    ===========    ===========



   WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING ............................................     8,813,487      4,758,625      7,660,248      4,611,681
                                                                           ===========    ===========    ===========    ===========


    NET LOSS PER COMMON SHARE ..................................... ...   ($     0.20)   ($     0.18)   ($     0.72)   ($     0.51)
                                                                           ===========    ===========    ===========    ===========


                          See accompanying notes to unaudited financial statements.




                                                                            ARIEL CORPORATION
                                                                         STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)

                                                                      Nine Months Ended September 30,

                                                                                                         1996            1995
                                                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      NET LOSS ....................................................................................   $ (5,501,660)   $ (2,331,512)
      ADJUSTMENTS TO RECONCILE NET LOSS TO
                 NET CASH USED IN OPERATING ACTIVITIES:

      DEPRECIATION & AMORTIZATION .................................................................        392,457         193,423
      AMORTIZATION OF DISCOUNT ON ROYALTIES  PAYABLE ..............................................         24,026          21,984
      PROVISION FOR DOUBTFUL ACCOUNTS .............................................................         30,000          54,044
      PROVISION FOR INVENTORY OBSOLESCENCE ........................................................         30,000          30,000
      (INCREASE) DECREASE IN ASSETS:
            ACCOUNTS RECEIVABLE ...................................................................     (1,260,918)       (497,354)
            INVENTORIES ...........................................................................       (772,377)     (1,035,121)
            PREPAID EXPENSES ......................................................................        (97,343)       (236,690)
            SECURITY DEPOSITS .....................................................................         73,028        (211,412)
      INCREASE (DECREASE) IN LIABILITIES:
            ACCOUNTS PAYABLE ......................................................................        612,035         182,355
            ACCRUED EXPENSES ......................................................................        127,976          21,637
            ROYALTIES PAYABLE, RELATED PARTIES ....................................................          4,234         (50,076)
            NOTES PAYABLE .........................................................................        (78,509)           --

                                                                                                       ------------    ------------

                 NET CASH USED IN OPERATING ACTIVITIES ............................................     (6,417,051)     (3,858,722)
                                                                                                      ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      PURCHASE OF EQUIPMENT .......................................................................     (1,307,159)       (334,594)
                                                                                                       ------------    ------------

                 NET CASH USED IN INVESTING ACTIVITIES ............................................     (1,307,159)       (334,594)
                                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS [NET] FROM SALE OF COMMON STOCK ....................................................          --          5,610,528
      PROCEEDS [NET] FROM EXERCISE OF WARRANTS ....................................................      6,529,528            --
      PROCEEDS [NET] FROM EXERCISE OF OPTIONS .....................................................        295,437            --
      PROCEEDS [NET] FROM EXERCISE OF UNDERWRITERS
           PURCHASE OPTION ........................................................................        768,000            --

                                                                                                       ------------    ------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................      7,592,965       5,610,528
                                                                                                       ------------    ------------


NET (DECREASE) INCREASE IN CASH ...................................................................       (131,245)      1,417,212
      CASH AND CASH EQUIVALENTS, BEGINNING
          OF YEAR .................................................................................     13,979,009         313,189
                                                                                                       ============    ============
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................................   $ 13,847,764    $  1,730,401
                                                                                                       ============    ============


                              See accompanying notes to  unaudited financial statements.




                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

Basis of Presentation

         The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. Certain prior period amounts have been reclassified in order to conform to the current period presentation.
         In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995, respectively. The results for interim periods are not necessarily indicative of results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                                               Three months ended     Nine months ended
                                                                                 September 30,           September 30,

                                                                                   1996     1995          1996     1995

Sales ..........................................................................    100%     100%          100%     100%

Cost of goods sold .............................................................     50       46            51       49
                                                                                   ----     ----          ----     ----

     Gross profit ..............................................................     50       54            49       51


Expenses

     Sales and marketing .......................................................     27       30            33       29

     General and administrative ................................................     28       31            35       31

     Research and development ..................................................     48       30            48       27
                                                                                   ----     ----          ----     ----

Loss from operations ...........................................................    (53)     (37)          (67)     (36)


Interest Income ................................................................      5        2             6        2

Interest Expense ...............................................................     --       --            --       --

Other Income ...................................................................      1       --            --       --
                                                                                   ----     ----           ----     ----

Loss before income tax benefit (provision) .....................................    (47)     (35)          (61)     (34)

Income tax benefit (provision) .................................................     --       --             --       --
                                                                                    ====      ====          ====     ====


                 Net Loss ......................................................    (47)%    (35)%         (61)%    (34)%

                                                                                    ====     ====          ====     ====

Three months ended September 30, 1996 as Compared to three months ended September 30, 1995


Net Sales
         Net sales were $3,760,367 for the three months ended September 30, 1996, an increase of $1,298,080 or 53% compared to net sales of $2,462,287 for the three months ended September 30, 1995. The increase in net sales for the current quarter compared to the prior year quarter was the result of initial shipments of the Company's computer telephony integration ("CTI") modem products and shipments of the Company's OEM digital signal processing ("DSP") boards. One customer accounted for approximately 36% of third quarter 1996 net sales.

Gross Profit
         Gross profit increased by $533,281 or 40% to $1,874,316 for the three months ended September 30, 1996 compared to $1,341,035 for the three months ended September 30, 1995. Gross profit margin decreased to 50% for the three months ended September 30, 1996 compared to 54% for the three months ended September 30, 1995. The Company's mix of products sold during the third quarter of 1996 included a high volume of orders from one customer for the Company's OEM DSP boards which contained a somewhat lower gross profit margin compared to the prior year third quarter.

Sales and marketing
         Sales and marketing expenses were $1,024,198 or 27% of sales for the three months ended September 30, 1996 compared to $750,216 or 30% of sales for the three months ended September 30, 1995, an increase of $273,982 or 37%. Salaries and wages increased by approximately $72,000 as the Company increased headcount in the sales support area to meet the increase in sales volume. Direct sales force commissions increased by approximately $61,000 reflecting the significant increase in sales. Marketing and advertising expenses increased by approximately $95,000 reflecting increased expenditures for print advertising, brochures and marketing programs associated with the introduction of certain new products on OEM DSP and CTI, and also expenses incurred in conjunction with the establishment of the Company's home page on the Internet.

General and administrative
         General and administrative expenses were $1,045,844 or 28% of sales for the three months ended September 30, 1996 compared to $769,854 or 31% of sales for the three months ended September 30, 1995, an increase of $275,990 or 36%. Recruitment expenses increased by approximately $111,000 reflecting progress payments for two administrative searches and significant print ad expenditures for recruitment of engineers and support staff. Rent expense increased by $63,000 primarily due to the Company's occupancy of its 30,000 square foot Corporate Headquarters in January 1996. Depreciation expense increased by approximately $46,000 reflecting a significant increase in purchases of computer equipment related to the increase in headcount and furniture and fixtures needs related to the Company's move to a larger facility in January 1996. Commercial Insurance expense increased by $22,000 reflecting an increase in premium expense due to an increase in coverage for Directors and Officers Liability insurance.

Research and Development
         Research and development expenditures were $1,806,204 or 48% of sales for the three months ended September 30, 1996 compared to $729,903 or 30% of sales for the three months ended September 30, 1995, an increase of $1,076,301. Salaries and wages increased by approximately $256,000 reflecting the continued hiring in 1996 of engineering staff to meet the demands for internal product development in the CTI and Communications Systems Group ("CSG"). Additionally, the Company incurred an increase of approximately $384,500 in consulting expenses related to product development projects, and approximately $185,000 for various product prototypes.

         For the foregoing reasons, the Company incurred a net loss of $1,765,142 for the three months ended September 30, 1996 compared to a net loss of $863,959 for the three months ended September 30, 1995.
         .

Nine months ended September 30, 1996 as compared to nine months ended September 30, 1995


Net Sales
         Net sales were $8,943,415 for the nine months ended September 30, 1996, an increase of $2,206,166 or 33% compared to net sales of $6,737,249 for the nine months ended September 30, 1995. The increase in sales for the first nine months of 1996 is a result of shipments of Ariel's OEM DSP products. One customer accounted for approximately 29% of total sales. Additionally, the Company began initial shipments of the Company's high-density computer telephony modems, a significant portion of which was shipped during the third quarter of 1996. The Company began calendar year 1996 with a historically low backlog but after a low bookings month in January 1996, it has experienced significantly higher bookings through September 30, 1996. Bookings for the nine months ended September 30, 1996 have increased by approximately 97% compared to the first nine months of 1995.

Gross Profit
         Gross profit increased $956,718 or 28% from $3,403,113 or 51% of sales to $4,359,831 or 49% of sales. The Company's mix of products sold during the first nine months of 1996 included a high volume of orders from one customer for the Company's OEM DSP boards which contained a somewhat lower gross profit margin compared to the first nine months of 1995. Sales of certain computer telephony modem products carried higher gross profit margins that somewhat offset this effect.

Sales and Marketing
         Sales and marketing expenses were $2,972,661 or 33% of sales for the nine months ended September 30, 1996 compared to $1,977,163 or 29% of sales for the nine months ended September 30, 1995. The increase of $995,498 or 50% includes an increase of approximately $307,000 in salaries and wages reflecting additions to the field sales force in San Francisco, California, and one-time severance costs associated with closing the Company's liaison office in Paris, France, as well as an increase in headcount for its sales support area to meet the increase in sales volume. Direct sales force commissions increased by approximately $144,800 reflecting the significant increase in sales for the nine months ended September 30, 1996. Advertising and marketing expenses increased by approximately $268,000 reflecting increased expenditures for print advertising, brochures and marketing programs associated with the introduction of certain new products focused on OEM and CTI markets as well as certain expenses incurred in conjunction with the establishment of the Company's home page on the Internet.


General and Administrative
         General and administrative expenses were $3,158,795 or 35% of sales for the nine months ended September 30, 1996 compared to $2,080,644 or 31% of sales for the nine months ended September 30, 1995, an increase of $1,078,151 or 52%. Salaries and wages increased by approximately $452,000 reflecting non-recurring severance expense of $284,000 related to certain management personnel, and the addition of a full time human resource manager. Depreciation expense increased throughout the company, and by approximately $117,000 in general and administrative expense, reflecting a significant increase in purchased computer equipment related to the increase in headcount and furniture and fixture needs related to the Company's move to a larger facility in January, 1996. Relocation expense increased by approximately $140,000 reflecting the relocation of a senior executive and the closing of the Company's liaison office in Paris, France. Recruitment expense increased by approximately $166,000 reflecting completed searches for human resource and accounting positions, progress payments on two administrative searches in progress, and expenses incurred to date on print ads for recruitment of engineers and support staff. Rent expense increased by approximately $211,000 reflecting principally, the Company's occupancy of its 30,000 square foot Corporate Headquarters in January 1996.

Research and Development
         Research and development expenditures were $4,280,640 or 48% of sales for the nine months ended September 30, 1996 compared to $1,816,742 or 27% of sales for the nine months ended September 30, 1995. Salaries and wages increased by approximately $826,000 reflecting a significant increase in hiring of engineering staff to meet the demand of internal product development in both CTI and CSG groups. Additionally, the Company incurred an increase in consulting expenses of approximately $452,700 related to certain product development projects and approximately $393,000 for product prototypes.

         For the foregoing reasons, the Company incurred a net loss of $5,501,660 for the nine months ended September 30, 1996 compared to a net loss of $2,331,512 for the nine months ended September 30, 1995.

Liquidity and Capital Resources
         On December 20, 1995, the Company completed a secondary offering of its securities pursuant to which it sold 2,040,000 common shares at $7.50 per share. After payment of certain expenses associated with the offering, the Company received net proceeds of approximately $14 million.
         On January 1, 1996, 1,725,000 publicly traded warrants were outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at a per share price of $3.50. Effective January 24, 1996, each warrant was eligible for exercise and under certain circumstances, could be called for redemption by the Company at a price per warrant of $0.01. On May 22, 1996, the Company notified all registered holders of warrants that it had elected to redeem on or after June 28, 1996 all warrants outstanding on the redemption date. Each holder of a warrant called for redemption could within 30 days, elect to preempt the redemption by exercising the warrant and purchasing one share of common stock of the Company at the exercise price of $3.50. Through September 30, 1996, the Company received net proceeds of approximately $6,530,000 with respect to the exercise of such warrants.
         For the nine months ended September 30, 1996, net cash used in operating activities amounted to approximately $6,417,100. The negative cash flow from operations was the result of Company's net loss of $5,501,660 for the nine months ended September 30, 1996. Additionally, trade accounts receivable increased by approximately $1,260,900 from December 31, 1995 reflecting the significant increase in sales volume during the third quarter of 1996. Also, inventories increased by approximately $772,400 as a result of the Company's decision to order certain key raw material components in ample quantity to meet anticipated shipment of its CTI products which began shipping in the third quarter of 1996.
         Cash used in investing activities for the nine months ended September 30, 1996 amounted to approximately $1,307,200 and reflected purchases of computer and peripheral equipment to support the increase in engineering and professional staff and office equipment and furniture related to the Company's relocation to a larger facility in January 1996.
         Cash flow from financing activities amounted to approximately $7,593,000 for the nine months ended September 30, 1996. As previously discussed, the Company received $6,530,000 from the exercise of outstanding warrants. Additionally, the Company has received $768,000 resulting from the exercise of 150,000 unit purchase options issued to the Company's Underwriters in conjunction with its Initial Public Offering. Such options entitled the holder to purchase for an aggregate consideration of $768,000, 150,000 Underwriter Units. Upon exercise, each Underwriter Unit entitles the holder to one share of common stock and one warrant. Through the nine months ended September 30, 1996, the Company received approximately $295,000 from the exercise of outstanding stock options.

Impact of the Adoption of Recently Issued Accounting Standards
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995, effective January 1, 1996. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company believes that, based upon current operations and prospects, SFAS 121 will not have a material impact on the Company's financial position or results of operations.
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995, effective January 1, 1996. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instrument over the vesting period of the Equity Instrument. The Company has elected to continue to account for stock options under Accounting Principles Board Opinion No. 25.


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


                                          Ariel Corporation
                                         ------------------------------------
                                          Registrant






                                          /S/ Gerard E. Dorsey
                                          ----------------------------------
                                          Gerard E. Dorsey
                                          Chief Financial Officer and Principal
                                                   Accounting Officer
Date:  November 12, 1996


                                                                                                                         Exhibit 11

                                                                                      ARIEL CORPORATION
                                                                            STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                                                             For the Three Months and Nine Months Ended September 30, 1996 and 1995


                                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                                        1996           1995           1996            1995
                                                                     -----------    -----------    -----------    ------------

Primary:

      Net loss for the  period ...................................   $(1,765,142)   $  (863,959) $  (5,501,660)  $ (2,331,512)
                                                                      -----------    -----------    -----------    ------------
      Weighted average number of shares of common
         stock outstanding .......................................     8,813,487      4,758,625      7,660,248      4,611,681

      Shares issuable upon exercise of outstanding
         options and warrants ....................................          --             --             --             --

      Shares assumed to be acquired in accordance
         with the treasury stock method ..........................          --             --             --             --


      Shares used in computing per share loss ....................     8,813,487      4,758,625      7,660,248      4,611,681
                                                                      -----------    -----------    -----------    ------------

      Net loss per share .........................................    $    (0.20)         (0.18)          (0.72)        (0.51)



Fully Diluted:

      Net loss for the  period ...................................   $(1,765,142)   $  (710,232)  $ (5,501,660)   $(2,206,974)
                                                                      -----------    -----------    -----------    ------------

      Weighted average number of shares of common
         stock outstanding .......................................     8,813,487      4,758,625      7,660,248      4,611,681

      Shares issuable upon exercise of outstanding
         options and warrants ....................................     1,329,515      3,228,542      2,482,754      2,838,315

      Shares assumed to be acquired in accordance
         with the treasury stock method ..........................    (2,356,535)      (951,725)    (2,356,535)      (951,725)
                                                                      -----------     -----------    -----------    ------------
Shares used in computing per share loss .............................. 7,786,467       7,035,442      7,786,467      6,498,271
                                                                      -----------    -----------    -----------    ------------
      Net loss per share .........................................    $    (0.23)         (0.10)        (0.71)        (0.34)
                                                                      -----------    -----------    -----------    ------------
