Form 10-K
period 1996-12-31
ARIEL CORP
filed 1997-03-31
CIK 911167

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -------------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                       Commission file number: 0-25326

                              ARIEL CORPORATION
         ------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                Delaware                                                 13-3137699
----------------------------------------    ------------------------------------------------------------------
        (State of incorporation)                            (IRS employer identification number)

             2540 Route 130
          Cranbury, New Jersey                                              08512
----------------------------------------    ------------------------------------------------------------------
(Address of principal executive offices)                                 (Zip Code)

                                  609-860-2900
                   ---------------------------------------
                   (Telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.001
                        -----------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year: $13,030,637

Aggregate market value of voting stock held by non-affiliates of registrant as of March 18, 1997, $58,974,497

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 9,164,325 shares outstanding as of March 18, 1997.

Number of Pages - 37

Exhibit Index - page 18

Documents incorporated by reference: None.
=============================================================================

ITEM 1. BUSINESS
GENERAL

   Ariel Corporation ("Ariel" or the "Company"), incorporated in 1982 in Delaware, is a digital signal processing ("DSP") technology company. Its principal offices are located at 2540 Route 130, Cranbury, New Jersey 08512, (telephone number 609-860-2900). DSP is an enabling technology driving the emergence of rapidly growing technology markets such as Internet Service Providers ("ISP") and the Remote Access Server ("RAS") markets. The Company designs, develops and markets general purpose multiprocessor DSP boards and related software products that are incorporated into a variety of commercial and defense applications, such as cellular telephony, medical imaging, sonar, radar and professional audio applications. The Company has also developed certain products targeting aspects of the rapidly growing Computer Telephony Integration ("CTI") market. Additionally, the Company formed a communications system team to develop an Asymmetrical Digital Subscriber Line ("ADSL") carrier class product targeting the needs of major telecommunications and network service providers.

   The Company's DSP boards incorporate DSP processors developed by Texas Instruments Inc., Motorola Inc., Lucent Technologies and Analog Devices, Inc. and are designed to run on industry standard interfaces. The Company provides solutions to a customer's high-end DSP system needs either by the use of a Company standard product, thereby reducing time-to-market, or by utilizing the Company's DSP expertise to custom design a DSP hardware and software solution. These products are marketed to original equipment manufacturers ("OEMs") and the U.S. Department of Defense through the Company's sales force and independent sales representatives in the United States and through independent sales representatives and dealers internationally. Customers will typically add their own software to the Company's boards in order to customize them for a specific application.

   In October 1995, the Company introduced its first product aimed at the rapidly growing CTI market. This product, the CTI-Modem, incorporates multiple standard DSP chips in a single PC plug-in board and was targeted for the transaction processing market. To date, the majority of such product shipments has been to one customer. During the third quarter of 1996, the Company began shipping its T1-Modem product. This product provides the highest density (24 ports on a single board) modem pool available today. It is incorporated in RAS systems by major OEM customers. The Company's enabling software technology (RASoft) allows a system integrator to build up to a 240 port RAS system utilizing the Company's T1-Modem product.

   For 1996, the Company reported sales of $13,030,637 and a net loss of $8,801,457 or $1.10 per share. Working capital amounted to $13,795,613, including cash and marketable securities of $10,625,960. For a more complete discussion of the results of operations please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations,
Item 7, page 8.

INDUSTRY BACKGROUND

   DSP is the conversion of signals--electrical representations of light, sound and other naturally occurring analog waveforms--into a stream of digital values (i.e., ones and zeroes) which may then be processed, manipulated, exchanged or stored by electronic systems in ways not possible when the signals are in analog form. DSP provides several processing advantages over analog technologies, including: (i) higher degrees of audio and video compression, resulting in greater storage and communication capacity; (ii) a greater ability to process and manipulate digital data, resulting in enhanced product performance; (iii) easier development and upgrades of multi-functional products through the use of reconfigurable software rather than dedicated analog hardware components, and (iv) the ability to provide a wide range of functions including integrated computer telephony, fax and data modems, voice mail, Internet access and CD quality audio in a single plug-in board which is upgradable over time. The Company believes that DSP's processing advantages over analog position DSP as an important technology for future generations of communications and consumer electronics products and personal computers, as well as emerging multimedia products. These advantages, combined with the declining cost of DSP chips, have resulted in significant growth in the uses of DSP.

GENERAL PURPOSE DSP BOARD MARKET AND APPLICATIONS

   DSP technology is being applied in a wide range of commercial and defense applications which often require the processing power of multiple DSP chips. The Company is focused on VME based DSP sub-systems that incorporate TI or ADI DSP technology. Multiprocessing is often required in specialized applications such as medical imaging, instrumentation, professional audio, telecommunications, and defense electronics. The Company's multiprocessing DSP products enable signal-processing tasks to run concurrently on a low-cost computer platform.

   Medical Imaging. There are many types of medical imaging techniques that are well suited for DSP technology, such as mammography, computer tomography, magnetic imaging and ultrasound. The Company believes that as a result of the increasing use of digitized images, as opposed to film-based images, the use of DSP sub-systems in medical imaging applications will increase. Many of these applications require a combination of high-resolution images and very high processing requirements which make multiprocessing DSP systems well-suited for this market.

   Instrumentation. Multiprocessing DSP boards may be used in instruments which analyze a number of independent signals simultaneously. For example, geologists may use underground instruments to search for oil and minerals. Multiprocessing DSP systems are employed to analyze both passive and stimulated subterranean signals entering the system from multiple channels.

   Professional Audio. In the professional audio field, there is a requirement for simultaneously processing many channels, or tracks, of audio. Currently, the professional audio market is in the midst of a transition from analog-based tape recording and analog mixing systems to digital hard disk recording and DSP-based mixing systems using a Digital Audio Workstation ("DAW"). A DAW is used to modify and combine multiple audio sources into a mono or stereo "mix" for distribution. DAWs are used in audio production in the recording, broadcast, film and multimedia authoring fields. Multiprocessing DSP systems are typically required for these uses.

   Telecommunications. The telecommunications industry has historically been a major user of DSP technology. In some cases, a multiprocessing DSP board is necessary to meet performance requirements. Apart from the CTI market described below, multiprocessing DSP systems are used in cellular base stations and central office stations. With the ready availability of high performance, multiprocessing DSP systems, new applications in telecommunications are emerging. For example, the Company's largest customer in 1996 developed a product that uses sophisticated techniques to examine the radio transmissions of individual cellular phones thereby detecting and recording the cellular phone's "fingerprint." This customer has stated that cellular phone fraud can be combated by employing this technique. The amount of processing required, however, demands the use of a multiprocessing DSP system. This customer accounted for approximately 32% of total sales in 1996.

   Defense Electronics. Multiprocessing DSP is often required in defense applications, including radar, sonar, infrared processing, electronic countermeasures, satellite imaging, surveillance and encryption. Multiprocessor DSP boards have long been employed by the defense industry and, the Company believes that, while the overall defense budget has been decreasing, spending for technological improvements and enhancements will continue.

COMPUTER TELEPHONY INTEGRATION MARKET

   Until recently, the CTI market was largely dominated by suppliers selling voice and fax applications and systems. Ariel is currently offering two products that provide high-density data modem capability to customers in the following markets:

   Transaction Processing -- Transaction processing products are used by retail merchants, healthcare providers, government agencies, and consumers to electronically automate payment, benefits and information transactions. Major customer markets include financial institutions, payment processing companies, petroleum companies and government and healthcare benefits processors. The CTI-Modem has targeted the transaction processing market. Currently, the remote access function of this market is performed by grouping a high number of individual modems in a number of equipment racks. This is a proprietary, high-cost, low density solution. The CTI-Modem board provides multiple modems integrated on a single DSP that are programmable. Thus, a relatively low cost, high density solution.

   Remote Access -- Due to the dramatic increase in the need for remote access to corporate Local Area Networks ("LANs"), backplanes (Intranets) and the explosion of the Internet, the market for remote access equip-ment is experiencing significant growth. The market to end users is segmented into two major categories - Internet Service Providers and Corporate Remote Access Servers. Ariel's T1-Modem product is incorporated in RAS systems by major OEM customers. The T1-Modem board can promote 24 V.34 modem ports in a single ISA slot. It will be sold through OEMs and large VARs.

PRODUCTS

   The Company currently offers a number of DSP hardware and software products. They include:

OEM PRODUCTS

   Hydra Series VME Boards. The Hydra series comprises VMEbus DSP boards based on two or four Texas Instruments TMS320C4x DSP chips. The Company believes that Hydra is well-suited to large processing tasks that require multiple DSP chips in an industrial or defense environment. The Company introduced an enhanced version of Hydra, called HydraPlus, in mid 1995, which supports a memory capacity approximately four times greater than the original Hydra.

   PC-Hydra. PC-Hydra, first introduced in August 1994, is a modular version of Hydra for the PC ISA bus. Based on industry-standard TIM-40 modules, PC-Hydra can be configured with one to eight 50 Mhz TMS320C4x DSP chips. Its modular architecture eases upgrading to newer technologies, as available.

CTI PRODUCTS

   CTI-Modem. CTI-Modem currently provides sixteen V.32 modems in a single ISA slot and supports both MVIP and SCSA protocols. CTI-Modem runs on the Company's DC-5 product which implements multiple DSP's on a single ISA plug in board. Coordination and control of simultaneous modem tasks running on multiple processors is managed by AT&T's VCOS operating system running on the DC-5 board. In addition, the Company has developed a modem API (Application Programming Interface) to ease the task of software integration. The Company believes that CTI-Modem addresses the requirements of the transaction processing markets.

   T1-Modem. T1-Modem provides a 24 V.34 modem port solution in a single ISA slot for network OEMs. The Company believes that T1-Modem addresses the requirements of the RAS concentrator market place.

ADSL

   The Company is currently developing an end-to-end ADSL system, targeted at service providers, which is in compliance with Bellcore's New Equipment Building Standards ("NEBS") and uses ATM-cell technology exclusively for transport and an associated Element Management System ("EMS") capability. The Company's product offering focuses primarily on service providers looking for high port densities and very high reliability. This technology is used by customers for internet access, corporate WAN/LAN access, or both. A prototype of the Company's product was recently completed and efforts to secure early field trials are underway. In October 1996, the Company retained Needham and Company, Inc. ("Needham") as a financial adviser to contact prospective strategic marketing partners for purposes of developing a strategic marketing relationship with regard to the Company's ADSL product.

MANUFACTURING AND QUALITY CONTROL

   The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing the Company to focus resources on product research and development and customer support. The Company's internal manufacturing operations consist primarily of production of prototypes, test engineering, materials purchasing and inspection and quality control. In 1996, the Company implemented systems within operations to be full turnkey on its high volume product lines. The procurement of components, assembly, testing and quality control of these printed circuit board assemblies will be coordinated through a limited number of high quality contract manufacturers. The Company believes that such manufacturers are able to meet the Company's needs by reducing working capital requirements, producing high quality products and allowing the

Company to focus its efforts on design rather than production. The Company monitors the performance and quality of the work performed by its outside contractors by using the Company's internal quality assurance procedures and by making regular visits to manufacturing facilities.

   The Company purchases DSP chips and certain other components from Lucent Technologies, Motorola Inc., Texas Instruments Inc., and Analog Devices, Inc., each of which manufacturers and is the sole supplier of DSP chips upon which specific products have been developed. The Company does not have long-term agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining supplies or manufactured products, any reduction or interruption in supply or manufacturing from these third- party contractors would adversely affect its ability to continue to deliver its products.

   The Company intends to implement procedures necessary to satisfy the requirements for ISO-9000 certification. These procedures apply to design, procurement, production, inspection, testing, sales, technical assistance and maintenance. The Company currently does not have ISO-9000 certification for its products, but will evaluate in 1997 the feasibility of receiving certification during calendar year 1999. The Company believes that obtaining ISO-9000 certification will improve its ability to successfully compete in the European Union Countries since a growing number of potential customers in that region are demanding that their suppliers be ISO- 9000 certified.

SALES, MARKETING AND CUSTOMERS

   The Company markets its product in the United States primarily through a direct sales force and through independent sales representatives. Internationally, it sells its products through independent sales representatives and distributors in Europe, Israel and the Far East. The Company currently maintains regional sales offices in San Diego, California, Walnut Creek, California, San Francisco, California and Cranford, New Jersey.

   The Company's direct sales force targets high-volume system integrators and OEM customers. An OEM customer who wishes to incorporate DSP technology into an end product can either design the DSP sub-system internally (make) or purchase (buy) the sub-system from a third party such as the Company. In a make versus buy scenario, buy decisions are often driven by time-to-market processes and cost consideration. The Company's capabilities in product design include choosing an appropriate DSP chip for the application, implementing the hardware design, resolving system software issues and writing DSP software. In most case, the customer's requirements may be satisfied by a standard product and, in other cases, a custom design may be required. The Company believes that its knowledge of the differing facets of DSP design provides significant value to its OEM customers and thus, it will emphasize custom and semi-custom design work.

   The Company obtains most new sales prospects through advertising and through referrals from DSP chip vendors, existing customers, strategic relationships and trade show participation. Principal marketing activities include display advertising in trade publications, direct mail, trade show participation and a home page on the World Wide Web.

   The Company believes that customer service and support have been a significant factor in distinguishing the Company from other DSP providers. Technical support is provided by customer support employees located at the Company's headquarters. The Company also offers extensive documentation describing its products and provides telephone and electronic mail support to assist its customers.

   The Company markets its products to Fortune 500 companies, research laboratories, computer instrumentation companies and numerous branches of U.S. and foreign governments. In 1994, the ESL Division of TRW Industries ("ESL") accounted for 13% of sales. In 1995, sales to AVID Technology, Inc. accounted for approximately 14% of the Company's sales and in 1996, sales to Corsair Inc. accounted for approximately 32% of the Company's sales.

PRODUCT RESEARCH AND DEVELOPMENT

   During 1996, the Company focused its research and development efforts on CTI products targeting the RAS and ISP markets as well as a carrier class product for the emerging ADSL market. The Company's ongoing product development activities also include the enhancement of current products, the adaptation of third-party technologies to its products and the development of new product options and features. The Company's product development teams work closely with customers to define necessary improvements and enhancements to existing products and to analyze potential new products and applications. From time to time, the Company has employed consultants to perform certain research and development functions. The Company plans to continue this practice in 1997 as a means of augmenting its internal research and development capabilities.

   The Company incurred $6,860,665 in research and development expense in 1996, which represented 53% of sales. This compared to $2,482,561 or 26% of sales in 1995 and $1,111,394 or 16% of sales in 1994. For 1997, the Company's overall spending for research and development is expected to increase over the 1996 level in order to meet scheduled release dates for new products.

INTELLECTUAL PROPERTY

   The Company believes its success is dependent, in part, on proprietary technology. The Company seeks to maintain the proprietary nature of its technology by several methods. First, substantially all of the Company's hardware products contain security codes which deter duplication by third parties. Second, the Company copyrights certain aspects of its products. Third, the Company generally enters into confidentiality agreements with its employees and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. Since the Company does not actively pursue patent protection on its products and does not hold patents on any of its current products, in the event competitors are able to create substantially similar or duplicate products, the Company will not be able to avail itself of the protection afforded by the patent laws.

   The Company believes that due to the rapid pace of innovation within its industry, factors such as the technological expertise of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than the pursuit of various legal protections of its technology.

   The Company also depends upon development, supply, marketing, licensing and other operative relationships with third parties for complementary technologies incorporated in the Company's products. These cooperative relationships, many of which have been in place for a number of years, are with hardware and software developers pursuant to which the Company and the developers make their technology available to the other for the purpose of achieving compatible products. Some of these relationships are based upon annually renewable license agreements under which the Company obtains technology necessary to produce its products. Although the Company has no reason to believe that these mutually beneficial relationships will end, these relationships are generally non-exclusive and terminable, and there can be no assurance that the Company will be able to maintain these relationships or to initiate additional similar relationships. The loss of certain cooperative relationships, particularly with any of the DSP chip suppliers, may have a material adverse impact on the Company's business.

   On May 2, 1995, the Company obtained a two year license to port AT&T's VCOS software for use with the Company's products running under the UNIX, OS/2, Windows NT and Apple OS operating systems. During the term of the license, and for a period of one year thereafter, AT&T will not compete with the Company by using ported versions of VCOS. Any ownership of ported versions of VCOS remains with AT&T. In March 1996, the Company and AT&T Corp. executed an amendment to such agreement to extend the term for an additional five years, through March 2001.

BACKLOG

   Firm backlog shippable within a twelve month period was approximately $6.1 million at December 31, 1996, compared to approximately $1.7 million at December 31, 1995. The Company's order trend is characterized by delivery cycles that dates from several days to quantities deliverable over several months. Accordingly, a substantial portion of sales in each fiscal quarter are derived from backlog at the beginning of such quarter. Customers may revise scheduled delivery dates or cancel orders.

COMPETITION

   The Company competes in its markets based upon price/performance advantages offered by a number of its products, certain product features and its ability to meet customer delivery requirements on a timely basis. Many of the Company's competitors have substantially greater financial resources, larger research and development and sales staffs and greater name recognition than the Company. The primary competition for Ariel products are engineering and manufacturing departments within OEMs, third party RAS manufacturers and third party modem board manufacturers.

   There is no assurance that the Company will be able to compete successfully or develop competitive products in the future. The Company believes it has substantially strengthened its competitive position in the CTI marketplace with the introduction of the T-1 modem product.

EMPLOYEES

   As of December 31, 1996, the Company had 126 employees, including 7 part-time employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

   The Company maintains office and light assembly space comprising approximately 30,000 square feet at 2540 Route 130, Cranbury, New Jersey pursuant to a lease, expiring January 2001, at an annual rental of approximately $315,000. The Company has two five-year options to renew the lease at fair market value. The Company also maintains a branch office in San Diego, California and regional sales offices in Walnut Creek and San Diego, California, Cranford, New Jersey, Concord, Massachusetts, and Berlin, Germany and a regional marketing office in Santa Barbara, California.

   In December 1996, the Company leased 11,740 square feet in Piscataway, New Jersey for office and laboratory use related to its ADSL product development efforts. This lease expires in December 2001 and has an annual rental of $173,165. The Company has two five year options to renew the lease at fair market value and also has an option, which expires December 31, 1997, to lease an additional 4,500 square feet under the same terms and conditions as the existing lease.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   From January 24, 1995 to December 14, 1995, the Company's common stock and warrants were traded principally on the NASDAQ SmallCap Market ("NASDAQ") and also on the Boston Stock Exchange ("BSE"). Effective December 15, 1995, the Company's common stock and warrants began trading on NASDAQ and ceased trading on the BSE. Effective June 28, 1996, subsequent to a call of the warrants, all warrants were either exercised or expired, and trading in the warrants terminated. The following table sets forth the high and low prices for the Company's common stock during the period indicated:

                                                    High                Low
                                                  --------             -------
1995
January 25 through March 31  .........           5                    4 3/8
2nd Quarter  .........................           5 1/2                4 1/4
3rd Quarter  .........................           7 5/8                4 1/2
4th Quarter  .........................           11 1/2               6 5/8


                                                    High                Low
                                                  --------             -------
1996
1st Quarter  .........................           11                   7 1/8
2nd Quarter  .........................           18                   7
3rd Quarter  .........................           12 7/8               6 1/4
4th Quarter  .........................           14 1/4               9 1/8
1997
January 1 through March 18, 1997  ....           13 3/4               7 7/8

   The following table sets forth the high and low prices for the Company's warrants during the period indicated:


                                                 High                   Low
                                                --------               -------
1995
January 25 through March 31  ....                 2 1/4               1 3/8
2nd Quarter  ....................                 2 1/4               1 3/8
3rd Quarter  ....................                 3 7/8               1 11/16
4th Quarter  ....................                 7 5/8               3 1/8
1996
1st Quarter  ....................                 7 1/2               3 3/4
April 1 through June 28  ........                14 1/4               3 13/16

   On March 18, 1997, the closing price of the Company's common stock was $7.875.

   There were approximately 72 shareholders of record as of March 18, 1997, excluding the beneficial owners whose securities are held in street name which the Company approximates at 3,000.

DIVIDEND POLICY

   No dividends have been declared on the Company's common stock through March 18, 1997 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                          As of, and for the years ended December 31,
                                              1996            1995             1994           1993            1992
                                          -------------   -------------    -------------   ------------   ------------
Financial Operation
Net revenues  .........................    $13,030,637     $ 9,515,433     $ 6,865,249     $5,805,711      $6,008,869
Operating costs and expenses  .........     22,576,475      12,935,571       8,356,429      6,225,905       5,638,509
Operating income (loss)  ..............     (9,545,838)     (3,420,138)     (1,491,180)      (420,194)        370,360
Income (loss) before income taxes  ....     (8,801,457)     (3,232,401)     (1,456,473)      (385,102)        371,358
Net income (loss) per share  ..........          (1.10)           (.68)           (.47)          (.12)            .10
Financial Position:
Cash, cash equivalents, and short term
  investments .........................    $10,625,960     $13,979,009     $   313,189     $1,375,850      $   35,202
Working capital  ......................     13,795,613      16,084,594         844,478      2,129,919         519,025
Property, plant and equipment  ........      2,036,897         567,941         441,141        361,113         241,584
Total assets  .........................     20,103,064      18,932,434       3,010,579      3,838,518       2,032,157
Long-term debt  .......................             --              --              --             --              --
Shareholders' equity  .................     16,198,895      16,989,104       1,015,913      2,511,916         781,914

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to Financial Statements included elsewhere in this Annual Report.

OVERVIEW

   The Company was founded in September 1982 to design, manufacture and market digital signal processing hardware and software products. Prior to 1993, the Company devoted substantially all of its resources to sup-porting DSP chip vendors and DSP users by providing hardware and software development tools to applications developers. From 1993 to mid-1995, the Company directed its sales, marketing and product development efforts towards the DSP OEM market. In mid-1995, the Company began development of certain products targeting the CTI market. To date, the Company has announced and shipped two high-density computer telephony modem boards. In June 1996, the Company announced its intention to pursue products related to the ADSL market. The Company, which had been generally profitable since inception, began to incur losses in 1993 and incurred net losses of $8,801,457, $3,223,401 and $1,399,072 for calendar years 1996, 1995 and 1994, respectively. Such losses were incurred despite sales increases of 37% for 1996 compared to 1995, 39% for 1995 compared to 1994 and 18% for 1994 compared to 1993.

RESULTS OF OPERATIONS

   The following table sets forth certain Statements of Operations data as a percentage of sales for the periods indicated.

                                           For the years ended December 31,
                                         -------------------------------------
                                            1996         1995          1994
                                          ---------    ---------     ---------
Sales  ..............................      100.0%        100.0%       100.0%
Cost of goods sold  .................       51.8          48.5         48.0
                                          ---------    ---------     ---------
 Gross profit  ......................       48.2          51.5         52.0
Sales and marketing expenses  .......       33.3          30.7         28.2
General and administrative expenses         35.5          30.6         29.3
Research and development expenses  ..       52.6          26.1         16.2
                                          ---------    ---------     ---------
 Loss from operations  ..............      (73.2)        (35.9)       (21.7)
Other, net  .........................        5.7           2.0           .5
                                         ---------     ---------     ---------
 Loss before income tax benefit  ....      (67.5)        (33.9)       (21.2)
Income tax benefit  .................       --            --             .8
                                          ---------    ---------     ---------
 Net loss  ..........................      (67.5)%       (33.9)%      (20.4)%
                                          =========    =========     =========

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Worldwide sales were $13,030,637 for 1996, an increase of $3,515,204 or 37% from $9,515,433 for 1995. Domestic sales for 1996 were $11,476,056 compared to $7,578,844 for 1995, an increase of $3,897,212 or 51.4%. This increase is the result of increased shipments of certain DSP OEM products as well as first time shipments of the Company's T1-Modem product to certain telecommunications customers. Export sales were $1,554,581 for 1996 compared to $1,936,589 for 1995. The decrease of $382,008 is a result of lower shipments in 1996 to a user of DSP boards in the audio industry. One customer purchased one DSP OEM product that accounted for 32% of total sales for 1996. The Company's backlog at December 31, 1996 included approximately $2,500,000 of orders for this customer, which will be shipped by March 31, 1997.

   Gross profit increased to $6,277,608 for 1996 from $4,900,084 for 1995. Gross profit margin, however, decreased from 51.5% in 1995 to 48.2% for 1996. The decrease in gross profit margin for 1996 is a result of net sales for 1996 containing a high content of DSP OEM product sales that carried lower gross margins than in 1995.

   Sales and marketing expenses were $4,341,151 or 33.3% of sales for 1996 compared to $2,922,826 or 30.7% of sales for 1995. The increase of $1,418,325 includes $346,000 for salaries and wages reflecting the addition of several full-time employees in the Company's sales support area. Advertising and marketing expenses increased approximately $459,000 reflecting expenditures for print advertising brochures and marketing programs associated with the introduction of the Company's CTI and T1-Modem products as well as certain OEM DSP products. Sales commissions incurred by direct sales employees increased by approximately $118,000 reflecting the increase in volume for 1996.

   General and administrative expenses were $4,621,630 or 35.5% of net sales for 1996 compared to $2,914,835 or 30.6%, an increase of $1,706,796 or 58.6%.
Salaries and wages increased by approximately $459,000 reflecting non-recurring severance expense of $284,000 related to certain management personnel and the addition of human resource and accounting managers. Recruitment expenses increased by $256,000 reflecting placement fees for certain staff positions and recruitment print advertising in major cities for engineers and support staff. Relocation expense increased by $171,000 reflecting the relocation of a senior executive to our corporate office and the closing of the Company's liaison office in Paris, France. Rent expense increased by $290,000 reflecting principally the Company's occupancy of its 30,000 square foot corporate headquarters in January 1996. Legal fees increased by $131,000 due primarily to increased activity in licensing and labor law and OEM agreements. Investor relations expense increased by $191,000 reflecting increased listing fees associated with the Company's listing on the NASDAQ National Market, and a significant increase in investor relations activity related to financial public relations.

   Research and development expenditures were $6,860,665 or 52.6% of sales compared to $2,482,561 or 26.1% of sales, an increase of $4,378,104. Salaries and wages increased to $1,278,000 reflecting a significant increase in hiring of engineering staff to meet the demand of internal product development in both the CTI and CSG groups. Additionally, the Company incurred increased consulting expenses of $1,486,000 related to certain product development provided for CTI and CSG. For 1997, the Company anticipates that overall spending for research and development is expected to increase over the 1996 level in order to meet scheduled release dates for new products.

   For the foregoing reasons, the Company incurred a net loss of $8,801,457 for 1996 compared to a net loss of $3,233,401 for 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   Worldwide sales increased by $2,650,184 or 39% to $9,515,433 for 1995 from $6,865,249 for 1994. Domestic sales for 1995 were $7,578,844 compared to $5,608,080 for 1994, an increase of $1,970,764 or 35.1%. The increase in sales was due to the introduction of several new OEM products during 1994 as part of the Company's shift in marketing strategy, which had minimal impact on sales during 1994. Export sales increased to $1,936,589 for 1995 from $1,257,169 in 1994, an increase of $679,420 or 54.0%. The increase was the result of sales to a foreign affiliate of a domestic OEM customer.

   Gross profit increased to $4,900,084 for 1995 from $3,569,931 for 1994. Gross profit margin decreased slightly to 51.5% in 1995 from 52.0% in 1994. The slight decrease in gross profit margin reflects the change in product mix to the OEM market which resulted in higher unit volumes with reduced gross profit margins compared to prior years. Over the last six months of 1995, gross profit margin was 53.9% compared to 52.3% for the last six months of 1994. The improved gross profit margin trend over the last six months of 1995 reflects a positive mix of sales of products and product configurations with higher gross margins.

   Sales and marketing expenses were $2,922,826 or 30.7% of sales for 1995 compared to $1,937,227 or 28.2% of sales for 1994. The increase of $985,599 or 51% for 1995 includes approximately $370,000 in salaries and wages reflecting additions to the field sales force and to technical staff in San Francisco, California and Paris, France, as well as expansion of the marketing and sales support groups during 1995. Salesmen's commissions increased by approximately $235,000 as a result of the increase in sales volume for 1995. Travel and related expenses increased by approximately $177,000 reflecting the significant increase in travel for the Company's field sales force and senior sales executives for 1995 compared to 1994. The Company expects sales and marketing expenses to increase as the Company further expands sales and marketing efforts as part of the expansion of its CTI business.

   General and administrative expenses were $2,914,835 or 30.6% of sales for 1995 compared to $2,012,490 or 29.3% of sales for 1994. The increase of approximately $902,000 or 45% includes an increase of $203,131 in salaries and wages related to the addition of a Chief Financial Officer (effective May 1, 1995), a Corporate Controller (November 1994), and certain other staff and clerical positions, some of whom were not employed by the Company until 1995. Payroll related expenses increased by approximately $101,000 reflecting the employee headcount increase December 31, 1994 to December 31, 1995. Recruitment and relocation expenses increased by $95,000 as a result of the recruitment and relocation of certain senior level management and engineering personnel. Commercial insurance costs increased by $122,000, principally reflecting premium expense for directors and officers liability insurance, which was not in effect in 1994. Health and life insurance expenses increased by $100,000 due to the increase in headcount in 1995. Consulting and contracting expenses increased by $101,000, primarily related to the retention of a consultant who provides management advisory services.

   Research and development expenditures were $2,482,561 or 26.1% of sales for 1995 compared to $1,111,394 or 16.2% of sales for 1994, an increase of $1,371,167 or 123.4%. The increase was due primarily to hiring additional engineers to meet the demands for product development testing and engineering activities related to developing products specifically for the OEM marketplace. Additionally, during the second quarter of 1995, the Company hired a core group of senior level software engineers and a general manager to pursue opportunities in the CTI industry.

   For the foregoing reasons, the Company incurred a net loss of $3,223,401 for 1995 compared to a net loss of $1,399,072 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

   During 1996, there was a net decrease in cash and cash equivalents of $9,352,426, of which a net amount of $5,930,544 was used to purchase marketable securities, resulting in a year-end balance of $4,626,583. Cash and cash equivalents at December 31, 1995 amounted to $13,979,000. Working capital amounted to $13,795,613 in December 31, 1996 compared to $16,084,594 at December 31, 1995, a decrease of $2,288,981.

   Net cash used in operating activities for 1996 was $9,147,539. The negative cash flow from operations was the result of the Company's net loss of $8,801,457 for the year ended December 31, 1996. Additionally, trade accounts receivables increased by $1,874,607 reflecting increased sales volume during the fourth quarter of 1996, and specifically in the month of December, 1996. Inventories increased by $1,312,492 as a result of the Company's decision to order key raw material components in ample quantity to meet anticipated demand of its CTI T1-Modem product which began shipping during the third quarter of 1996. Net cash used in operating activities for 1995 was $5.1 million. The negative cash flow from operations was due primarily to a loss of approximately $3.2 million and an increase in inventory of approximately $1.2 million in anticipation of meeting increased customer demand on a timely basis. In addition, accounts receivable increased by approximately $745,000 reflecting the significant increase in sales for 1995.

   Net cash used in investing activities for 1996 amounted to $8,011,951 reflecting a net amount of $5,930,544 used to purchase high quality government agency securities with maturities greater than three months, and $2,081,407 reflecting purchases of computer and peripheral equipment to support the increase in engineering and professional staff and purchase of the equipment and leasehold improvements related to the Company's relocation to a larger facility in January 1996. Net cash used in investing activities for 1995 included approximately $437,000 in capital expenditures which was used primarily for the acquisition of computer hardware for engineering and professional staff added in 1996.

   Cash flows from financing activities for 1996 amounted to $7,807,064. As previously discussed, the Company received $6,554,501 from the exercise of the outstanding publicly traded warrants. Additionally, the Company received $768,000 resulting from the exercise of 150,000 unit purchase options issued to the Company's underwriters in conjunction with its Initial Public Offering. Such options entitle the holder to purchase for an aggregate consideration of $768,000, 150,000 Underwriter Units. Upon exercise, each Underwriter Unit entitles the holder to one share of common stock and one warrant. The Company also received $516,087 from the exercise of outstanding stock options. Cash flows from financing activities for 1995 were approximately $19.2 million. On December 31, 1995, the Company had working capital of $16,084,594, including $13,979,000 in cash and cash equivalents. The Company began 1995 with cash and cash equivalents of approximately $313,000 and in January 1995 received net proceeds of approximately $5.7 million from its initial public offering. In December 1995, the Company received net proceeds of approximately $13.5 million from its secondary stock offering.

   On January 31, 1995, the Company completed its initial public offering pursuant to which it sold 1,725,000 Units, each comprised of one share of the Company's common stock and one redeemable common stock purchase warrant exercisable after January 24, 1996 at $3.50 per share. The Company received net proceeds of approximately $5.5 million after payment of certain expenses from such offering.

   On December 20, 1995, the Company completed a secondary offering of its securities in which it sold 2,040,000 common shares at $7.50 per share. After payment of all expenses associated with the offering, the Company realized net proceeds of approximately $14 million.

   Effective January 24, 1996, the Company's outstanding publicly traded warrants became eligible for exercise and under certain circumstances, could be called for redemption by the Company at a price per warrant of $0.01. On May 26, 1996, the Company notified all registered holders of warrants that it had elected to redeem on or after June 28, 1996 all warrants outstanding on the redemption date. Each holder of a warrant called for redemption could, within 30 days, elect to preempt the redemption by exercising the warrant and purchasing one share of common stock of the Company at an exercise price of $3.50. The Company received net proceeds of approximately $6,555,000 with respect to the exercise of such warrants.

   The Company recently began discussions with a number of lending institutions to secure up to $15 million in medium term financing (defined as a minimum of three years and a maximum of five years). Management believes that cash, short-term investments and such financing will be adequate to support operating cash requirements for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following sets forth certain information regarding the Company's executive officers and directors. Except as otherwise set forth herein, executive officers serve at the discretion of the Board of Directors.

        Name            Age                               Position
 -------------------   -----   --------------------------------------------------------------
Anthony M. Agnello      47    Chairman of the Board of Directors, Chief Executive Officer
Jeffrey M. Sasmor  .    46    Vice Chairman of the Board of Directors, Secretary and Director
Brian A. Hoerl  ....    41    President and Chief Operating Officer
Gerard E. Dorsey  ..    50    Senior Vice President -- Finance and Chief Financial Officer
Mark D. Clayton  ...    40    Director
Edward D. Horowitz      49    Director
Harold W. Paul  ....    48    Director
Etienne A. Perold  .    41    Director
Robert J. Ranalli  .    59    Director


   Anthony M. Agnello co-founded the Company with Mr. Clayton in 1982 and has served as Chairman of the Board and Chief Executive Officer. He also held the title of President from 1988 until September 17, 1996.

   Jeffrey M. Sasmor has served as Vice President and Director of the Company since 1987. He was appointed Secretary effective June 18, 1996 and Vice Chairman of the Board of Directors on February 27, 1997.

   Brian A. Hoerl was appointed President and Chief Operating Officer effective September 17, 1996. He was previously Vice President of Sales since November 1993. From December 1991 through October 1993, he was the Northeast District Sales Manager for Spectron Microsystems, Inc., a California based manufacturer of DSP operating systems.

   Gerard E. Dorsey joined the Company in April 1995. Previously, he was President, Chief Executive Officer and Chief Financial Officer of Information Management Technologies Corporation from December 1990 until September 1994. From August 1987 until December 1990, he was Corporate Treasurer of Loral Corporation.

   Mark D. Clayton co-founded the Company with Mr. Agnello in 1982, has served in various capacities with the Company since inception and as Executive Vice President and Secretary until June 18, 1996 and Director since 1988.

   Edward D. Horowitz is a Director of the Company and a member of the Audit Committee. From 1989 to 1996, Mr. Horowitz was employed by Viacom International Inc., most recently as Senior Vice President - Technology. He was also the Chairman and Chief Executive Officer of Viacom Interactive Media, and is a Director of Star Sight Telecast. Effective January 1997, Mr. Horowitz became Executive Vice President of Advanced Development of CitiCorp.

   Harold W. Paul is a Director of the Company and member of the Compensation Committee. For more than five years, Mr. Paul has been a partner at Berger & Paul, L.L.P., a New York law firm specializing in securities matters.

   Etienne A. Perold is a Director of the Company and member of the Compensation Committee. For more than five years Mr. Perold has been a management consultant specializing in the the area of organizational communication and leadership development.

   Robert J. Ranalli is a Director of the Company and a member of the Audit Committee. Mr. Ranalli served as President of AT&T Consumer Services from 1984 until his retirement in 1994, and three year terms each as Chairman of the Board for AT&T Universal Card Services and AT&T Transtech Services.

   The Company's Board of Directors is composed of seven directors. The Board of Directors are divided into three classes and the members of each class are elected at the annual meeting of the stockholders held in the year in which the terms for that class expire, as follows: Messrs. Perold and Sasmor are Class 1 Directors, with terms expiring in 1999; Messrs. Clayton, Ranalli and Horowitz are Class II Directors, with terms expiring in 1997; and Messrs. Agnello and Paul are Class III Directors, with terms expiring in 1998. The incumbent Board serves as a nominating committee for new directors.

   Two of the Company's present directors are full-time employees who do not receive additional renumeration for serving as directors. In 1995, the Company compensated outside (i.e. non-employee) directors by issuing options to purchase 30,000 shares of common stock to Mr. Paul, options to purchase 10,000 shares of common stock to Mr. Perold, and options to purchase 50,000 shares of common stock to each of Messrs. Horowitz and Ranalli. In 1995, the Company granted to each outside director options to purchase 10,000 shares of common stock and, in the case of Messrs. Ranalli and Horowitz, options to purchase 25,000 shares of common stock for each year such outside director serves on the Board. In 1996, the Company granted 36,000 options from the 1996 Directors Plan to Mr. Perold - 12,000 per year, for his continued services as a director through the 1999 Annual Stockholders Meeting. The Company also reimburses its outside directors for their expenses incurred in attending meetings of the Board of Directors.

KEY EMPLOYEES

   The following employee is recognized by Ariel to play an important part in the Company's operations.

   John Lynch, 40, has been employed as Vice President of CTI since June 1995. Mr Lynch was appointed Chief Technology Officer in March 1997.
Prior thereto, he was Research and Development Director of the AT&T ME
Modem and Multimedia Department. From 1989 to 1993, he was Program Manager of VCOS Multimedia Products for AT&T Microelectronics.

ADVISORY BOARD

   The Company has established an Advisory Board whose function is to assist the Company in identifying technological and product development opportunities and to provide marketing and financial advice. The role of the Advisory Board is advisory only and, although management may be influenced by the recommendations of the Advisory Board, the Advisory Board possesses no decision-making authority on behalf of the Company. The members of the Advisory Board are as follows:

   Irwin Lieber has served for more than five years as President and Chief Executive Officer of GeoCapital Corp., a registered investment advisor. Mr. Lieber served as a director of Gates/FA from May 1987 to August 1994. He also served from June 1985 to February 1994 as a director of Cheyenne Software, Inc. ("Cheyenne") engaged in the development and sale of computer software products. He is also a general partner of Applewood Associates, L.P., a principal stockholder of the Company, and a general partner of 21st Century Communications Partners, L.P.

   Eli Oxenhorn served as Chairman of the Board of Cheyenne from October 1986 until May 1994 and as President and Chief Executive Officer of Cheyenne from October 1986 to October 1993.

   Barry Rubenstein was one of the founders of Cheyenne and held several positions in its senior management. He is currently a private investor and for more than five years has been a general partner of Woodland Partners, an investment partnership. He is also a general partner of Applewood Associates, L.P., a principal stockholder of the Company, and a general partner of 21st Century Communications Partners, L.P.

ITEM 11. EXECUTIVE COMPENSATION

   The following table summarizes the compensation earned over the last three fiscal years by the Chief Executive Officer, three executive officers and two other individuals who were not serving as executive officers at year end, whose earned compensation exceeded $100,000 for the year ended December 31, 1996.

                        SUMMARY COMPENSATION SCHEDULE

                                         Annual Compensation                 Long-Term Compensation
                             -----------------------------------------   -----------------------------
                                                         Other Annual      Number of      All Other
                                                         Compensation                    Compensation
                      Year       Salary        Bonus          (4)           Options          (5)
                     ------   ------------    --------   --------------   -----------   --------------
Anthony Agnello  .    1996      $202,408     $65,000      $ 19,669              --          $ 4,476
                      1995       160,000          --        12,863              --            4,620
                      1994       186,937(1)       --            --              --            4,497
Brian Hoerl  .....    1996       159,470      36,888        13,214          50,000               --
                      1995            --          --            --              --               --
                      1994            --          --            --              --               --
Jeffrey Sasmor  ..    1996       154,166      30,000       137,747(7)           --            3,578
                      1995       140,000          --        15,775              --            2,800
                      1994       140,100(3)       --        12,182          95,750            2,800
Gerard E. Dorsey      1996       150,000          --        20,020              --            4,500
                      1995            --          --            --              --               --
                      1994            --          --            --              --               --
John Lynch  ......    1996       148,847          --        12,092              --            4,465
                      1995            --          --            --              --               --
                      1994            --          --            --              --               --
Mark Clayton  ....    1996        72,365          --        12,591              --           87,291(6)
                      1995       150,000          --        13,212              --            4,500
                      1994       183,585(2)       --            --              --            4,497

------
(1) Includes $11,937 of royalties earned and $15,000 of royalties paid in 1994. See "Certain Relationships and Related Transactions."

(2) Includes $8,585 of royalties earned and $25,000 of royalties paid in 1994. See "Certain Relationships and Related Transactions."

(3) Includes $100 of royalties paid in 1994.

(4) Represents contributions made by the Company to the Company's medical and life insurance plans, a Company-provided automobile and club dues.

(5) Represents the Company's contributions to the Company's 401 (k) plan and profit sharing plan on behalf of its executive officers.

(6) Includes severance payment of $85,006.

(7) Includes $114,184 of relocation expenses.

EMPLOYMENT AGREEMENTS

   Anthony M. Agnello and Jeffrey M. Sasmor are each employed under a three-year employment agreement, pursuant to which they are paid annual base salaries of $202,408 and $154,166 respectively. Gerard E. Dorsey is also employed under a three-year employment agreement, effective May 1, 1995, and pursuant to which he is paid an annual base salary of $150,000 with an additional allowance of $7,200 per year and a grant of 100,000 non-qualified stock options from the 1994 Stock Option Plan. Brian Hoerl is also employed under a three year employment agreement pursuant to which he is paid an annual base salary of $190,000. Each of these four employees receives an automobile allowance and each may also receive annual bonuses at the sole discretion of the Board of Directors of the Company, based upon financial and operating performance of the Company. Messrs. Agnello, Sasmor and Hoerl have executed non-competition and non-solicitation agreements with the Company covering the two years following termination of their employment pursuant to which they have agreed not to solicit the customers or employees of the Company or become employed by or otherwise associated with a competitor of the Company.

ROYALTY PAYMENT AGREEMENT

   Effective September 30, 1994, the Company and Messrs. Agnello and Clayton entered into a written royalty agreement which terminated a prior oral agreement to pay them royalties, in lieu of cash compensation, on certain products which they had developed. Through December 31, 1996, accrued but unpaid royalties to them amounted to $154,021. The royalty agreement terminated their right to receive further royalties from the sale of such products and the unpaid amounts are payable to them, without interest, in nine equal monthly, installments beginning August 1, 1996.

1995 STOCK OPTION PLAN

   The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 600,000 shares of the Company's common stock may be granted.

   The Plan is administered by the Board of Directors, which may empower a committee of Directors to administer the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per-share exercise price for incentive stock options ("ISO") and for non-qualified stock options ("NQSO") will not be less than the greater of $4.00 per share or 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the common stock of the Company). Upon exercise of an option, the optionee may pay the exercise price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

   Options will be exercisable for a term determined by the Board, which will not be greater than ten years from the date of grant. Options may be exercised only while the original grantee has a relationship with the Company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and the Company for cause (as defined in the Plan), all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan), in the discretion of the Committee each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

   Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

1996 DIRECTORS PLAN

   The 1996 Directors Plan was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders of the Company at the Annual Meeting of Stockholders held on May 14, 1996. The Plan provides for the issuance of up to 250,000 stock options to non-employee directors in the aggregate. The Plan is administered by a committee appointed by the Board of Directors. The Plan is effective for a period of ten years from the date it was adopted. The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

   36,000 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 Plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

1997 STOCK OPTION PLAN

   On October 20, 1996, the Board of Directors unanimously adopted a resolution authorizing a new stock option plan entitled the Ariel Corporation 1997 Stock Option Plan ('the Plan"), subject to approval by the Company stockholders at the next annual meeting of stockholders planned for June 1997. The Board believes that the Plan is desirable and necessary to attract and retain executives and key employees. Under the Plan, options to purchase an aggregate of not more than 600,000 shares of common stock may be granted. The terms of the Plan are virtually identical to the current 1995 Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 1996 by: (i) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding common stock, (ii) each director and executive officer of the Company individually, and (iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, the Company believes that each of the beneficial owners of the common stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

                                                       Number of Shares
                  Name and Address                    Beneficially Owned    Percentage
 --------------------------------------------------   ------------------   ------------
Anthony M. Agnello  ...............................        779,000              8.7%
2540 Route 130
Cranbury, NJ 08512

Mark D. Clayton  ..................................        735,000              8.2%
2540 Route 130
Cranbury, NJ 08512

Jeffrey M. Sasmor  ................................        167,875(1)           1.9%
2540 Route 130
Cranbury, NJ 08512

Brian Hoerl  ......................................         37,500(2)              *
2540 Route 130
Cranbury, NJ 08512

Gerard E. Dorsey  .................................         25,000(3)              *
2540 Route 130
Cranbury, NJ 08512

Robert J. Ranalli  ................................         50,000(4)              *
2540 Route 130
Cranbury, NJ 08512

Edward D. Horowitz  ...............................         50,000(4)              *
2540 Route 130
Cranbury, NJ 08512

Etienne A. Perold  ................................         35,500(5)              *
2540 Route 130
Cranbury, NJ 08512

Harold W. Paul  ...................................         31,500(6)              *
630 Third Ave.
New York, NY 10017

All Officers and Directors as a group (nine
  people) .........................................      1,911,375             21.4%

------
* Less than one percent.

(1) Includes 27,875 shares subject to presently exercisable options.

(2) Includes 37,500 shares subject to presently exercisable options.

(3) Includes 25,000 shares subject to presently exercisable options.

(4) All shares beneficially owned by Messrs. Ranalli and Horowitz reflect options issued in exchange for their services as directors.

(5) Includes 35,500 shares subject to presently exercisable options.

(6) Includes 10,000 shares subject to presently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In 1982, the Company entered into an oral agreement with Messrs. Agnello and Clayton to pay royalties, in lieu of cash bonuses, on certain products they developed. For 1993, Messrs. Agnello and Clayton earned royalties of $59,000 and $48,000 respectively, and Mr. Agnello received a royalty payment of $69,000 with respect to royalties earned but not paid in prior years. For 1993, Messrs. Agnello and Clayton earned royalties of $26,000 and $29,000 respectively. For the nine months ended September 30, 1994, Messrs. Agnello and Clayton earned royalties of $12,000 and $9,000, respectively, and were paid $15,000 and $25,000, respectively. Prior to September 30, 1994, these royalties were payable on demand without interest. Effective September 30, 1994, the Company and Messrs. Agnello and Clayton entered into a written royalty agreement which terminated their oral agreement and their right to receive further royalties from the sale of such products. Pursuant to this agreement, the Company agreed to pay to Messrs. Agnello and Clayton the accrued but unpaid royalties which amounted to approximately $209,000 and $144,000, respectively, in nine equal monthly installments, without interest, beginning August 1, 1996.

   Mr. Perold, a director of the Company, has provided management advisory services to the Company. Fees incurred for the years ended December 31, 1996, 1995, and 1994 were approximately $208,000, $125,000, and $13,000. Berger &
Paul, L.L.P., a law firm of which Mr. Paul, a director of the Company, is a partner, received fees of approximately $70,000, $205,000, and $30,000 for the year ended December 31, 1996, 1995, and 1994, respectively, for legal services which it performs on behalf of the Company, including $119,000 for services provided in connection with the Company's initial public offering.

   The Company believes that the transactions described above were on terms no less favorable than could have been obtained from unaffiliated third parties. The Company has undertaken that all future transactions with its executive officers, directors and 5% stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the directors of the Company disinterested in the transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

                                                                                                            Page
                                                                                                         ----------
Report of Independent Accountants  ...................................................................        F-1
Balance Sheet as of December 31, 1996 and 1995  ......................................................        F-2
Statements of Operations for the years ended December 31, 1996, 1995 and 1994  .......................        F-3
Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994  ..        F-4
Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994  .......................        F-5
Notes to Financial Statements  .......................................................................     F-6-16

   (a)(2) Financial Statement Schedules -- Schedules are omitted as not required or applicable or because the required information is provided in the financial statements including the notes thereto.

   (a)(3) Exhibits

   Exhibit 11 -- Statement of Computation of Per Share Amounts

   Exhibit 23 -- Consent of Independent Accountants

   Exhibit 27 -- Financial Data Schedule (filed electronically)

   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year covered by this report.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ARIEL CORPORATION:


   We have audited the financial statements of ARIEL CORPORATION listed in
Item 14(a)(1) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ariel Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                      COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
March 7, 1997

                              ARIEL CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                                         December 31,
                                                               -------------------------------
                                                                     1996            1995
                                                                --------------   -------------
Current assets:
     Cash and cash equivalents  .............................    $ 4,626,583      $13,979,009
     Marketable securities  .................................      5,999,377
     Accounts receivable, net of allowance for doubtful
        account of $212,678 in 1996 and $168,039 in 1995 ....      3,389,565        1,559,958
     Inventories, net  ......................................      3,528,252        2,260,759
     Prepaid expenses  ......................................        156,005          103,822
                                                                ------------     ------------
          Total current assets  .............................     17,699,782       17,903,548
Equipment  ..................................................      2,036,897          567,941
Other assets  ...............................................        366,385          460,945
                                                                ------------     ------------
          Total assets  .....................................    $20,103,064      $18,932,434
                                                                ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable  ......................................    $ 1,840,986      $   486,291
     Accrued expenses  ......................................      1,826,591        1,059,860
     Notes payable, related parties  ........................        154,021          196,295
     Royalties payable  .....................................         82,571           76,508
                                                                ------------      -----------
          Total current liabilities  ........................      3,904,169        1,818,954
Notes payable, related parties, net of discount of $32,621
 in 1995                                                                  --          124,376
Commitments and contingencies
   Stockholders' equity:
     Preferred stock, $.001 par value:
        Authorized -- 2,000,000 shares
          Issued and outstanding -- none
     Common stock, $.001 par value:
        Authorized -- 20,000,000 shares
        Issued and outstanding -- 8,949,975 shares in 1996
          and 6,798,625 shares in 1995  .....................          8,950            6,799
     Additional paid-in capital  ............................     29,321,748       21,133,832
     Unearned compensation expense related to stock options .       (178,819)              --
     Accumulated deficit  ...................................    (12,952,984)      (4,151,527)
                                                                ------------      -----------
          Total stockholders' equity  .......................     16,198,895       16,989,104
                                                                ------------      -----------
          Total liabilities and stockholders' equity  .......   $ 20,103,064      $18,932,434
                                                                ============      ===========

    The accompanying notes are an integral part of the financial statements.

                              ARIEL CORPORATION
                           STATEMENTS OF OPERATIONS

                                                     For the years ended December 31,
                                           -------------------------------------------------
                                                 1996             1995             1994
                                            --------------   --------------    --------------
Sales  ..................................    $13,030,637      $ 9,515,433       $ 6,865,249
Cost of goods sold  .....................      6,753,029        4,615,349         3,295,318
                                            ------------     ------------      ------------
     Gross profit  ......................      6,277,608        4,900,084         3,569,931
                                            ------------     ------------      ------------
Selling and marketing expenses  .........      4,341,151        2,922,826         1,937,227
General and administrative expenses  ....      4,621,630        2,914,835         2,012,490
Research and development expenses  ......      6,860,665        2,482,561         1,111,394
                                            ------------     ------------      ------------
        Total operating expenses ........     15,823,446        8,320,222         5,061,111
                                            ------------     ------------      ------------
        Loss from operations ............     (9,545,838)      (3,420,138)       (1,491,180)
Interest income  ........................        702,665          184,420            14,885
Interest expense  .......................        (36,552)         (34,743)          (10,309)
Other income  ...........................         78,268           47,060            30,131
                                            ------------     ------------      ------------
     Loss before income tax benefit  ....     (8,801,457)      (3,223,401)       (1,456,473)
Income tax benefit  .....................              0                0            57,401
                                            ------------     ------------      ------------
     Net loss  ..........................    $(8,801,457)     $(3,223,401)      $(1,399,072)
                                            ============     ============      ============
Weighted average number of common shares
   outstanding ..........................      7,979,249        4,739,083         2,993,011
                                            ============     ============      ============
Net loss per share  .....................    $     (1.10)    $      (0.68)     $      (0.47)
                                            ============     ============      ============

    The accompanying notes are an integral part of the financial statements.

                              ARIEL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                        Unearned        Retained
                                        Common Stock      Additional     Deferred     Compensation      Earnings          Total
                                    --------------------    Paid-In      Financing     Related to     (Accumulated    Stockholders
                                      Shares     Amount     Capital        Costs     Stock Options      Deficit)         Equity
                                    ----------- --------  ------------- -----------  --------------- ---------------  --------------
Balance at December 31, 1993  ....  2,950,000    $2,950   $ 2,038,020           --            --      $    470,946     $ 2,511,916
Issuance of common stock  ........     40,625        41        40,584           --            --                --          40,625
Issuance of common stock  ........     43,000        43        68,757    $ (68,800)           --                --              --
Additional paid-in capital in
  connection with discount of
  royalty payable ................         --        --        69,275           --            --                --          69,275
Cost incurred in connection with
  issuance of common stock .......         --        --            --     (206,831)           --                --        (206,831)
1994 Net Loss  ...................         --        --            --           --            --        (1,399,072)     (1,399,072)
                                    ----------- --------  ------------- -----------  --------------- ---------------  --------------
Balance at December 31, 1994  ....  3,033,625     3,034     2,216,636     (275,631)           --          (928,126)      1,015,913
Issuance of 1,725,000 units, each
  unit consisting of one share of
  common stock and one redeemable
  common stock purchase warrant ..  1,725,000     1,725     5,381,577      275,631            --                --       5,658,933
Issuance of 2,040,000 shares of
  common stock ...................  2,040,000     2,040    13,535,619           --            --                        13,537,659
1995 Net Loss  ...................         --        --            --           --            --        (3,223,401)     (3,223,401)
                                    ----------- --------  ------------- -----------  --------------- ---------------  --------------
Balance at December 31, 1995  ....  6,798,625     6,799    21,133,832           --            --        (4,151,527)     16,989,104
Issuance of 1,872,630 shares of
  common stock in connection with
  the exercise of redeemable
  common stock purchase warrants .  1,872,630     1,873     6,552,628           --            --                --       6,554,501
Issuance of common stock in
  connection with exercise of
  150,000 underwriter purchase
  options ........................    150,000       150       767,850           --            --                --         768,000
Issuance of common stock in
  connection with exercise of
  128,720 common stock options ...    128,720       129       515,958           --            --                --         516,087
Costs incurred in connection with
  the issuance of common stock ...         --        --       (31,524)          --            --                --         (31,524)
Unearned compensation related to
  stock options ..................         --        --       383,004           --      (383,004)               --              --
Amortization of unearned
  compensation ...................         --        --            --           --       204,185                --         204,185
1996 Net Loss  ...................         --        --            --           --            --        (8,801,457)     (8,801,457)
                                    ----------- --------  ------------- -----------  --------------- ---------------  --------------
Balance at December 31, 1996  ....  8,949,975    $8,950   $29,321,748    $      --     $ (178,819)    $(12,952,984)    $16,198,895
                                    =========== ========  ============= ===========  =============== ===============  ==============

   The accompanying notes are an integral part of the financial statements.

                              ARIEL CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                    For the years ended December 31,
                                                           --------------------------------------------------
                                                                 1996              1995             1994
                                                            ---------------   --------------    --------------
Cash flows from operating activities:
Net loss  ...............................................    $ (8,801,457)    $(3,223,401)      $(1,399,072)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization  .....................         624,552          280,919           161,684
     Amortization of discount on royalties payable  .....          29,623           29,675             6,979
     Amortization of discounts on investments  ..........         (68,833)              --                --
     Deferred income taxes  .............................              --               --           122,599
     Provision for doubtful accounts  ...................          45,000           68,285            44,957
     Provision for inventory obsolescence  ..............          45,000           90,000            22,500
     Non-cash compensation expense  .....................         204,185               --            40,625
(Increase) decrease in assets:
     Accounts receivable  ...............................      (1,874,607)        (744,886)         (252,145)
     Inventories  .......................................      (1,312,492)      (1,197,771)         (121,918)
     Other assets  ......................................          42,377         (344,863)          (20,687)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses  .............       2,109,323           31,013           640,357
     Royalties payable  .................................           6,063          (82,811)           25,054
     Notes payable  .....................................        (196,273)              --                --
                                                            ---------------   --------------    --------------
        Net cash used in operating activities ...........      (9,147,539)      (5,093,840)         (729,067)
                                                            ---------------   --------------    --------------
Cash flows used in investing activities:
   Purchases of investments .............................     (13,394,624)              --                --
   Proceeds from the sale and maturity of investments ...       7,464,080               --                --
   Purchase of equipment ................................      (2,081,407)        (436,932)         (225,168)
   Note receivable, related party .......................              --               --            50,000
                                                            ---------------   --------------    --------------
   Net cash used in investing activities ................      (8,011,951)        (436,932)         (175,168)
                                                            ---------------   --------------    --------------
Cash flows provided by (used in) financing activities:
   Proceeds from sale of common stock, net of expenses ..              --       19,196,592          (158,426)
   Proceeds from exercise of redeemable common stock
     purchase warrants  .................................       6,554,501               --                --
   Proceeds from exercise of underwriter purchase options         768,000               --                --
   Proceeds from exercise of common stock options .......         516,087               --                --
   Deferred financing costs .............................         (31,524)              --                --
                                                            ---------------   --------------    --------------
        Net cash provided by (used in) financing
          activities  ...................................       7,807,064       19,196,592          (158,426)
                                                            ---------------   --------------    --------------
Net increase (decrease) in cash  ........................      (9,352,426)      13,665,820        (1,062,661)
   Cash and cash equivalents, beginning of year .........      13,979,009          313,189         1,375,850
                                                            ---------------   --------------    --------------
   Cash and cash equivalents, end of period .............    $  4,626,583      $13,979,009       $   313,189
                                                            ===============   ==============    ==============

    The accompaying notes are an intergal part of the financial statements.

                              ARIEL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION:

   Ariel Corporation (the "Company") is a digital signal processing ("DSP") technology company. DSP is an enabling technology in many rapidly growing technology markets. Ariel utilizes its DSP expertise to create products for the OEM and telecommunications industry.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:

   Revenue is derived from the sale of hardware and software products (the "products") for scientific, military, industrial and commercial use. The Company recognizes the sale of a product at the time the product is shipped to the customer and when both the collection of the resulting receivable is probable and no significant vendor and/or post-contract customer support obligations remain. Subsequent to the sale of a product, the Company has agreed to provide insignificant vendor and/or post-customer support at no cost to the customer. The cost of such additional support is accrued for at the time of the sale; however, such amount is not material.

CASH AND CASH EQUIVALENTS:

   The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.

INVESTMENTS:

   The Company's current investment policy is to invest available cash balances in high quality debt securities. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF CREDIT RISK:

   Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with commercial banks. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. Generally, the Company does not require collateral to support customer receivables.

INVENTORIES:

   Inventories are stated at lower of cost or market using the first-in, first-out ("FIFO") method. The Company computes the lower of cost or market in accordance with the specific identification method based upon an estimate of future customer product orders.

   The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded certain estimated reserves against inventories related to such technological obsolescence.

EQUIPMENT:

   Equipment consists principally of computer equipment and software, office equipment and furniture and fixtures and is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of operations.

ESTIMATES USED IN PREPARATION OF FINANCIAL STATEMENTS:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS:

   The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Marketed" ("SFAS 86"). SFAS 86 requires that certain software product development costs, incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product. Costs incurred after technological feasibility has been established are not material.

PER SHARE DATA:

   The per share data appearing in the statements of operations for the years ended December 31, 1996, 1995 and 1994 have been prepared in accordance with the Accounting Principles Board Opinion No. 15. Such amount has been computed based on the loss for the period divided by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and warrants since such inclusion would be anti-dilutive.

   The per share data for the year ended December 31, 1994, was computed in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 64 ("SAB 64"), which requires that the weighted average number of shares of common stock outstanding during the year be increased for certain shares, or stock options, issued within one year or in contemplation of the Company's initial public offering, and that such shares be treated as if outstanding for all periods prior to the effective date of the initial public offering. The weighted average number of shares outstanding was 3,165,383, resulting in a net loss per share of $0.44.

INCOME TAXES:

   The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse.

ADVERTISING / MARKETING:

   Advertising and marketing costs are expensed as incurred and amounted to $943,050, $483,757 and $487,192 for the years ended December 31, 1996, 1995, and 1994, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION:

                                     For the years ended December 31,
                              ------------------------------------------------
                                1996                1995               1994
                              ---------            --------           --------
Interest paid  ...........     $65,657             $5,068             $3,330
Income taxes paid ........     $   -0-             $  -0-             $  -0-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Included in accounts payable and accrued expenses at December 31, 1996, 1995 and 1994 were $27,688, $15,587 and $44,802 of equipment purchases, respectively.

   Also see Notes 9 and 10 for additional non-cash transactions in connection with the issuance of shares of common stock in consideration for services rendered and the discount related to royalties payable to related parties.

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in 1996. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined.

   The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. The Company continues to account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the impact of the new statement. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

RECLASSIFICATIONS

   Certain amounts have been reclassified in order to conform to the current year's presentation.

3. INVESTMENTS:

   The Company's current investment balances are classified as "available for-sale," in accordance with Statements of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For the year ended December 31, 1996, securities were sold for proceeds of approximately $7.5 million and a net gain which was insignificant. Investment balances at December 31, 1996 were entirely comprised of U.S. Government Agency securities and at year end carrying value approximates fair value.

4. INVENTORIES, NET OF ALLOWANCE:

   Inventories, net of allowance consists of the following:

                                              December 31,
                                -----------------------------------------
                                   1996                         1995
                                ----------                   ----------
   Component
     materials .............    $1,313,092                    1,343,453
   Work-in-progress ........       620,367                      483,217
   Finished
     goods  ................     1,594,793                      434,089
                                ------------                 ------------
                                $3,528,252                   $2,260,759
                                ============                 ============

5. EQUIPMENT:

   Equipment consists of the following:

                                                         December 31,
                                                 ----------------------------

                                                     1996             1995
                                                 -------------     -----------
        Computer and other equipment .......     $ 2,149,590        1,018,541
        Computer software ..................         516,632          296,288
        Office equipment and furniture and
          fixtures  ........................         690,478          171,259
        Leasehold improvements .............         222,896              -0-
                                                 -------------     -----------
                                                   3,579,596        1,486,088
        Less, accumulated depreciation and
          amortization  ....................      (1,542,699)        (918,147)
                                                 -------------     -----------
                                                 $ 2,036,897       $  567,941
                                                 =============     ===========

   Depreciation and amortization expense for the years ended December 31, 1996, 1995, and 1994 was $624,552, $280,919, and $161,684, respectively.

6. ACCRUED EXPENSES:

   Accrued expenses consists of the following:

                                                     December 31,
                                          --------------------------------

                                              1996                  1995
                                          -----------            ----------
   Salaries and related
     benefits  ....................       $  799,415             $  460,205
   Professional fees ..............          121,977                 92,312
   Commissions ....................          137,747                 95,805
   Other ..........................          767,452                411,538
                                          ----------             ----------
                                          $1,826,591             $1,059,860
                                          ==========             ==========


7. INCOME TAXES:

   The Company's 1996, 1995 and 1994 income tax benefit consists of the following:

                                   For the years ended December 31,
                          ----------------------------------------------------
                            1996               1995                   1994
                           ------             ------              ------------
Current:
  Federal  .........        $ --               $ --                $(180,000)
  State  ...........        $ --               $ --                       --
                           ------             ------              ------------
                            $ 0                $ 0                 $(180,000)
                           ------             ------              ------------
Deferred:
     Federal........        $ --               $ --                $ 122,599
     State .........          --                 --                       --
                           ------             ------              ------------
                              --                 --                  122,599
                           ------             ------              ------------
                            $ 0                $ 0                 $ (57,401)
                           ======             ======              ============

The differences between the United States Federal statutory tax rate and the Company's effective tax rate for 1996, 1995 and 1994 are as follows:

                                                                  For the years ended December 31,
                                                                 ----------------------------------
                                                                    1996        1995         1994
                                                                  ---------   ---------    ---------
United States Ffederal statutory tax rate  .....................     (34)%       (34)%       (34)%
Increases resulting from state income taxes, net of federal
  benefit .....................................................       (7)%        (5)%        (6)%
Accounting losses for which deferred tax benefit cannot be
  currently recognized ........................................        39%         35%         32%
Non-deductible expenses  ......................................         2%          4%          4%
                                                                  ---------   ---------    ---------
Effective tax rate  ...........................................        --%         --%         (4)%
                                                                  =========   =========    =========


   The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the Company's net deferred tax asset and liability for financial reporting purposes at December 31, 1996 and 1995 is as follows:

                                                      December 31,
                                         ------------------------------------
                                              1996                   1995
                                          -------------          -------------
Deferred tax assets:
     Accounts receivable  .......          $    72,311           $    57,133
     Inventory  .................               50,148                86,791
     Accrued expenses  ..........               76,063                79,201
     Net operating loss carry
        forward .................            3,815,374             1,117,604
     State taxes  ...............            1,238,429               269,929
     Tax credits  ...............              153,375                14,089
     Depreciation  ..............                7,753                    --
Deferred tax liability:
     Equipment  .................                   --                (3,977)
Valuation allowance  ............           (5,413,453)           (1,620,770)
                                          -------------          -------------
          Net  ..................          $         0           $         0
                                          =============          =============

   As of December 31, 1996 and 1995, the Company has available, for income tax reporting purposes, unused Federal and state net operating loss carry-forwards of approximately $12,460,000 and $13,204,000 respectively. Such amounts expire through the years 2011 and 2003, respectively. The timing and manner in which the net operating loss carry-forwards may be utilized to reduce future taxable income, if any, will be limited by Internal Revenue Code Section 382.

8. EMPLOYEE BENEFIT PLANS:

   Effective January 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 12% of their gross salary to the plan, as defined, with the Company matching 50% of a participant's contribution up to a maximum of 3% of gross salary, as defined. Company contributions vest after seven years of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended December 31, 1996, 1995 and 1994 was $110,592, $64,057 and $38,122, respectively.

   The Company also maintains a profit sharing plan for the benefit of its employees. Contributions are determined at the discretion of the Company up to a limit of 15% of the total compensation of eligible employees, as defined. No contributions were made for 1996, 1995 or 1994.

9. COMMITMENTS AND CONTINGENCIES:

   The Company purchases certain components from sole source suppliers upon which the Company has developed specific products. The Company does not have long-term agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining these components, any reduction or interruption in supply or manufacturing from these third-party contractors would adversely affect its ability to continue to deliver its products.

   The Company leases office space for its corporate headquarters under an operating lease which expires in January 2001. The lease provides for annual minimum lease payments during the first year of $300,000, increasing annually thereafter by $7,500. The lease also provides for the Company to pay a portion of common area costs as defined. The Company has two five year options to renew the lease at terms as defined based upon fair market value. In addition, $125,000 is held in escrow to be applied to future rental payments. Such amount is classified as a long-term prepayment. The Company also paid a $200,000 security deposit relating to this lease. Additionally, the Company has leased approximately 11,740 square feet in Piscataway, New Jersey for engineering and support staff related to its CSG group. This lease expires in December 2001. Additionally, the Company has a lease on office space in San Diego, California which expires December 31, 1999. Future minimum lease payments under all leases at December 31, 1996 are as follows:

1997 .........................................................    $  610,327
1998 .........................................................       559,759
1999 .........................................................       556,626
2000 .........................................................       503,165
2001 .........................................................       173,165
                                                                  ------------
                                                                  $2,403,042
                                                                  ============

   Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $537,329, $247,628, and $194,566, respectively.

10. STOCKHOLDER'S EQUITY:

   During 1993 and 1994, the stockholders of the Company approved amendments to the Company's certificate of incorporation. The amendments included a 10,000 for 1 stock split and an increase in the number of authorized shares to 22 million, of which 2 million shares are designated as preferred stock, par value $.001, and 20 million shares are designated as common stock, par value $.001. The preferred stock may be issued in series with rights, preferences and terms as determined by the Board of Directors. These amendments have been retroactively reflected in the accompanying financial statements.

   In July 1993, the Company sold 880,000 shares of common stock, to unrelated investors, at $2.27 per share and received net proceeds of approximately $1,969,000 ("private placement"). In connection with the private placement, three executive officers of the Placement Agent and two of its employees received an aggregate of 125,000 common stock purchase warrants which entitle the holders to purchase 125,000 shares of the Company's common stock at an exercise price of $2.72 per share. As of December 31, 1996, the warrants are fully exercisable and expire in July 1998.

   In September 1994, the Company issued 43,000 shares of common stock to legal counsel as partial compensation related to services rendered in connection with the Company's sale of its common stock and redeemable common stock purchase warrants in an initial public offering. The value of the shares issued totaled $68,800, and such amount was accounted for as a cost of the initial public offering.

   During January 1995, the Company sold 1,725,000 Units in an initial public offering. Proceeds to the Company totaled approximately $6,900,000 before expenses. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). On January 1, 1996, 1,725,000 publicly traded warrants were outstanding. Effective January 24, 1996, each Warrant entitled the holder to purchase one share of the Company's common stock at a per share price of $3.50. Each Warrant was eligible for exercise and could be called by the Company at a price per warrant of $0.01 under certain circumstances. On May 22, 1996, the Company notified all registered holders of Warrants that it had elected to redeem on or after June 28, 1996 all warrants outstanding on the redemption date. During 1996, the Company received approximately $6,555,000 with respect to the exercise of such warrants. In connection with the sale of the Units noted above, the Company entered into an underwriting agreement which, among other things, provided the underwriter with the right to acquire, for $75, a Unit Purchase Option ("UPO"). The terms of the UPO permit the underwriter to purchase, for an aggregate consideration of $768,000, 150,000 Underwriters Units. Each Underwriters Unit is identical to the Units noted above.

   In December 1995, the Company sold 2,040,000 shares of common stock at $7.50 in a secondary stock offering. Proceeds to the Company totaled approximately $15,300,000 before expenses.

11. RELATED PARTY TRANSACTIONS:

ROYALTIES PAYABLE

   The Company's DSP products utilize certain proprietary technology developed by three stockholders of the Company. In accordance with an informal agreement, these stockholders received royalties based on the Company's net sales. Effective September 30, 1994, two of these stockholders ("Stockholders") entered into a written royalty agreement which terminated their informal agreements and their right to receive further royalties from the Company. The Company also agreed to pay to the Stockholders the accrued and unpaid royalties payable at September 30, 1994, amounting to $353,292, in nine equal monthly installments, without interest thereon, commencing August 1, 1996. At September 30, 1994, the Company discounted this obligation at an effective interest rate of 9.75% and has reflected the resulting discount of $69,275 as additional paid-in capital. During the year ended December 31, 1996, 1995 and 1994, the Company recognized as interest expense $29,623, $29,675 and $6,979, respectively. Such amount represented the amortization of the discount.

LEGAL

   The Company's outside legal counsel owns shares of the Company's common stock and is a member of the Company's Board of Directors. Fees paid to this counsel for the years ended December 31, 1996, 1995 and 1994 were approximately $70,000, $205,000 and $30,000, respectively, including $119,000 in 1995 for services provided in connection with the Company's initial public offering.

MANAGEMENT ADVISORY SERVICES

   During 1995, a member of the Board of Directors provided management advisory services to the Company. Fees incurred for the years ended December 31, 1996, 1995 and 1994 were approximately $208,000, $125,000, and $13,000 respectively.

12. SALES:

   Sales by geographic area for the years ended December 31, 1996, 1995 and 1994 are as follows:

                           1996                  1995                1994
                       -------------         -------------        ------------
United States           $11,476,056           $7,578,844          $5,608,080
Export Sales:
     Europe  .....          705,230              928,986             566,253
     Asia  .......          302,234              632,611             376,019
     Other  ......          547,117              374,992             314,897
                       -------------         -------------        ------------
                        $13,030,637           $9,515,433          $6,865,249
                       =============         =============        ============

During each of the years ended December 31, 1996, 1995 and 1994, one customer purchased one DSP OEM product that accounted for approximately 32%, 14% and 13% respectively, of the Company's sales. There is no long-term agreement with respect to the 32% customer in 1996. Such customer will receive approximately $2.5 million in product during the first quarter of 1997, representing all open purchase orders outstanding for such customer at December 31, 1996.

13. STOCK OPTION AND RESTRICTED STOCK AWARDS:

THE 1992 STOCK OPTION AND RESTRICTED STOCK PLAN:

   During 1992, the Board of Directors (the "Board") approved and stockholders of the Company ratified the adoption of the 1992 Stock Option and Restricted Stock Plan (the "1992 Plan"). The 1992 Plan provided for a maximum of 600,000 shares of the Company's common stock to be issued to employees, directors and consultants, as defined in connection with stock option grants ("Options") or restricted stock awards ("Awards").

   In April 1994, the Company issued 40,625 Awards, from the 1992 Plan, to certain employees. The restrictions on these shares of common stock may be removed as the employees meet a two-year vesting period or, in the event the employee is terminated, shares of restricted stock which have not vested will be returned to the Company. In consideration for these shares, the Company received services and recognized a non-cash compensation charge of approximately $41,000 in connection with the services rendered.

   During 1994, the Company granted, from the 1992 Plan a total of 267,875 Options which entitle the holders to acquire an equal number of shares of the Company's common stock at an exercise price per share of $2.27 or $2.45. The Options vest over a four-year period, and expire in 10 years.

   Effective October 31, 1994, the Board terminated the 1992 Plan and, accordingly, no additional Options or Awards will be issued from the 1992 Plan. As of December 31, 1996, 220,725 options remain outstanding.

THE 1994 STOCK OPTION PLAN:

   During 1994, the Board approved and stockholders of the Company ratified the adoption of the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for a maximum of 500,000 shares of the Company's common stock to be issued to employees, directors ("employees") and consultants, as defined, in connection with stock option grants ("Stock Options"). Stock Options will be granted by the Board or a committee appointed by the Board (the "Committee"). Each Stock Option will entitle the holder to acquire an equal number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Committee (110% of the fair market value for an employee who owns 10% or more of the Company as defined). The Committee will determine the Stock Option vesting period and expiration date not to exceed ten years from the date the Stock Option was granted. The 1994 Plan contains a provision whereby an employee, at the discretion of the Committee, may receive a loan from the Company in order to exercise their Stock Options. The 1994 Plan also provides for the Committee, at its discretion, to accelerate the vesting of all outstanding Stock Options so that they become fully and immediately exercisable. During October 1994, the Company granted, from the 1994 Plan, 150,000 Stock Options to three members of the Company's Advisory Board. Each Stock Option entitles the holder to acquire one share of the Company's common stock at exercise prices, per share, of $2.45 for 75,000 Stock Options and $6.00 for the remaining 75,000. All Stock Options are immediately exercisable and expire three years from the date of grant. In connection with the Company's initial public offering, the underwriting agreement entered into in connection therewith prohibits the Company from granting future Stock Options at an exercise price below $4.00.

   All outstanding options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1996, 388,900 options remain outstanding.

THE 1995 STOCK OPTION PLAN:

   During June 1995, the Board approved, subject to stockholder approval, the adoption of the 1995 Stock Option Plan (the "1995 Plan"). The stockholders of the Company ratified the plan on May 13, 1996. The 1995 Plan provides for a maximum of 600,000 shares of the Company's common stock to be issued to employees and consultants, as defined, in connection with stock option grants. The provisions of the 1995 Plan are similar to the 1994 Plan. At various times during 1996, the Company granted a total of 584,450 options which entitles the holder to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $6.50 to $13.00. The options vest over periods ranging from immediate up to four years and expire in ten years. At December 31, 1996 596,450 options remain outstanding.

NON-PLAN OPTIONS:

   During 1996, the Company granted 190,000 stock options to certain employees and outside consultants. Such options were issued outside the 1995 Plan and entitle the holders thereof to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $6.50 to $11.625. Such options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1996, a total of 790,000 non-plan options remain outstanding.

THE 1996 DIRECTORS PLAN

   The 1996 Directors Plan was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders of the Company at the Annual Meeting of Stockholders held May 14, 1996. The Plan provides for the issuance of up to 250,000 stock options to non-employee directors in the aggregate. The Plan is administered by a committee appointed by the Board of Directors. The Plan is effective for a period of ten years from the date it was adopted. The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

   During 1996, 36,000 options were granted at an exercise price of $9.50 to one director pursuant to the 1996 Directors Plan. Such options vest as follows: 12,000 immediately, 12,000 May 14, 1997, and 12,000 May 14, 1998. The
ability of a grantee to purchase the common stock under the 1996 Plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

   The Company applies APB No. 25, and related interpretations for stock options issued to employees in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for stock options granted to outside consultants in 1996. During 1996, the Company recorded a total of approximately $383,000 of unearned compensation related to options granted to consultants.This amount is being amortized over the respective vesting periods, resulting in a $204,185 charge to operations for the year ended December 31, 1996. The exercise price for all stock options issued to employees and non-employees during 1996 and 1995 was equal to the market price of the Company's stock at the date of grant. Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased, as shown in the table below. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                    December 31,
                                        --------------------------------------
                                                 1996                     1995
                                        -------------            -------------
Risk-free interest rate  .........              6.38%                    5.81%
Expected life  ...................          4.3 years                3.0 years
Expected volatility  .............                60%                      60%
Expected dividends  ..............               None                     None


   Net loss and net loss per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS 123 is as follows:

                                                    December 31,
                                        --------------------------------------
                                            1996                     1995
                                        -------------             ------------
Net loss as reported  ..........       $ 8,801,457               $3,223,401
Pro forma net loss  ............       $10,213,016               $4,088,960
Loss per share as reported  ....       $     (1.10)              $     (.68)
Pro forma net loss per share  ..       $     (1.28)              $     (.86)


   Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

   There are no compensation costs recognized in income for stock based employee compensation awards for 1995 and 1996. There were no modifications of any outstanding awards.

   For the three years ended December 31, 1996, option activity for the plans was as follows:

                                                     Weighted                      Weighted
                                                     Average                        Average
                                                  Exercise price     Options      Fair Value
                                                  --------------   -----------    ------------
Stock options outstanding at December 31, 1993         --                  --
Stock options granted  ........................       $ 3.07          417,875
Stock options forfeited  ......................        --                  --
Stock options outstanding at December 31, 1994          3.07          417,875
Exercisable at December 31, 1994  .............         4.23          150,000

Stock options granted  ........................         4.86          958,300        $2.09
Stock options forfeited  ......................         2.27           (1,000)
Stock options outstanding at December 31, 1995          4.32        1,375,175
Exercisable at December 31, 1995  .............         4.10          422,397

Stock options granted  ........................         8.24          815,450        $3.96
Stock options forfeited  ......................         4.02          (26,775)
Stock options exercised  ......................         4.05         (131,775)
Stock options outstanding at December 31, 1996          5.91        2,032,075
Exercisable at December 31, 1996  .............       $ 4.12          596,763

December 31, 1996 available for grant  ........                       576,150

   The following table summarizes information about the outstanding and exercisable stock options at December 31, 1996:



                      Stock Options Outstanding                            Stock Options Exercisable
---------------------------------------------------------------------    ------------------------------
                                      Weighted            Average                          Weighted
     Range of          Shares          Average           Remaining         Shares           Average
 Exercise Prices     at 12/31/96    Exercise Price   Contractual Life    at 12/31/96     Exercise Price
 ----------------   -------------   --------------    ----------------   -------------   --------------
$2.27 to $2.45 ...      295,525         $ 2.42           7.6 years         185,863           $2.43
$4.00 to $6.50 ...      908,950         $ 4.86           9.2 years         369,500           $4.65
$7.00 to $10.00 ..      700,100         $ 7.85           9.2 years          41,400           $7.00
$10.50 to $13.00..      127,500         $10.86           9.5 years            --             $ --
                    -------------                                        -------------
                      2,032,075                                            596,763
                    -------------                                        -------------


                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARIEL CORPORATION


                                          By:
                                          -----------------------------------
                                                   Anthony M. Agnello,
                                                      CEO, Chairman

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

        Signature                           Title                      Date
 ------------------------   -----------------------------------   -------------
-------------------------  Chief Executive Officer and Chairman   March 28, 1997
   (Anthony M. Agnello)    of the Board

-------------------------  President and Chief Operating Officer  March 28, 1997
     (Brian A. Hoerl)

-------------------------  Vice Chairman, Secretary and Director  March 28, 1997
    (Jeffrey M. Sasmor)

-------------------------  Senior Vice President - Finance        March 28, 1997
    (Gerard E. Dorsey)     (Chief Financial and
                            Accounting Officer)

-------------------------  Director                               March 28, 1997
     (Harold W. Paul)

-------------------------  Director                               March 28, 1997
    (Robert J. Ranalli)

-------------------------  Director                               March 28, 1997
   (Edward D. Horowitz)

-------------------------  Director                               March 28, 1997
    (Etienne A. Perold)

-------------------------  Director                               March 28, 1997
     (Mark D. Clayton)

                                      II-1