Form 10-Q
period 1997-03-31
ARIEL CORP
filed 1997-05-15
CIK 911167

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington, DC 20549
                                        ----------------------------------

                                                     Form 10-Q

                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997                                      Commission file number: 0-25326

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

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes ( X ) No ( )

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                                   9,169,325 shares outstanding
                                                               as of March 31, 1997


                                     Documents Incorporated by Reference: None



                                                 Ariel Corporation
                                                       Index

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements  (Unaudited)
         --------------------

                A.       Balance sheet  -  March 31, 1997 and December 31, 1996

                B. Statements of operations for the three months ended March 31, 1997 and 1996.



                C. Statements of cash flows for the three months ended March 31, 1997 and 1996.



                D.       Notes to financial statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Part II.  Other Information

PART I. - FINANCIAL INFORMATION
          ---------------------

ITEM 1. - FINANCIAL STATEMENTS
          --------------------
                                                 ARIEL CORPORATION
                                                  BALANCE SHEETS

                                                                                                     March 31,      December 31,
                                                                                                        1997            1996
                                                                                                   ------------    ------------
                                                                                                    (Unaudited)      (Audited)
                                      ASSETS
CURRENT ASSETS:
    CASH & CASH EQUIVALENTS ....................................................................   $  4,968,318    $  4,626,583
    MARKETABLE SECURITIES ......................................................................      2,350,000       5,999,377
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR ..................................................      2,845,945       3,199,542
       DOUBTFUL ACCOUNTS OF $212,678 AT MARCH 31, 1997
       AND DECEMBER 31, 1996
    OTHER RECEIVABLES ..........................................................................        120,222         190,023
    INVENTORIES ................................................................................      3,944,320       3,528,252
    PREPAID EXPENSES ...........................................................................        314,220         156,005
                                                                                                   ------------    ------------

                TOTAL CURRENT ASSETS ...........................................................     14,543,025      17,699,782

    EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
          AMORTIZATION .........................................................................      2,574,724       2,036,897

    OTHER ASSETS ...............................................................................        400,747         366,385
                                                                                                   ------------    ------------
                         TOTAL ASSETS ..........................................................   $ 17,518,496    $ 20,103,064
                                                                                                   ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE ...........................................................................   $    995,667    $  1,840,986
    ACCRUED EXPENSES ...........................................................................      1,797,474       1,826,591
    NOTES PAYABLE - CURRENT ....................................................................         39,255         154,021
    ROYALTIES PAYABLE ..........................................................................         62,252          82,571
                                                                                                   ------------    ------------
       TOTAL CURRENT LIABILITIES ...............................................................      2,894,648       3,904,169



STOCKHOLDERS' EQUITY:

    PREFERRED STOCK, $.001 PAR VALUE:
      AUTHORIZED - 2,000,000 SHARES
          ISSUED AND OUTSTANDING - NONE
    COMMON STOCK, $.001 PAR VALUE:
      AUTHORIZED - 20,000,000 SHARES
         ISSUED AND OUTSTANDING - 9,169,325 AT MARCH 31, 1997
         AND 8,949,975 AT DECEMBER 31, 1996 ....................................................          9,169           8,950
    ADDITIONAL PAID-IN CAPITAL .................................................................     30,219,674      29,321,748
    UNEARNED COMPENSATION EXPENSE RELATED TO STOCK
         OPTIONS ...............................................................................       (134,114)       (178,919)

    ACCUMULATED DEFICIT .......................................................................     (15,470,881)    (12,952,984)
                                                                                                   ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY ..............................................................     14,623,848      16,198,895
                                                                                                   ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................................   $ 17,518,496    $ 20,103,064
                                                                                                   ============    ============




                                 The accompanying  notes are an integral part of the financial statements.



                                                                       3

                                ARIEL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Three months Ended March 31,

                                                                                                           1997          1996
                                                                                                      -----------    -----------
SALES .............................................................................................   $ 4,519,526    $ 1,522,379
COST OF GOODS SOLD ................................................................................     2,392,892        819,717
                                                                                                      -----------    -----------
                       GROSS PROFIT ...............................................................     2,126,634        702,662
EXPENSES:
          SALES AND MARKETING .....................................................................     1,148,424        949,259
          GENERAL AND ADMINISTRATIVE ..............................................................       943,645        831,565
          RESEARCH AND DEVELOPMENT ................................................................     2,665,376      1,095,667
                                                                                                      -----------    -----------
                       TOTAL OPERATING EXPENSES ...................................................     4,757,445      2,876,491
                                                                                                      -----------    -----------
              LOSS FROM OPERATIONS ................................................................    (2,630,811)    (2,173,829)

INTEREST INCOME ...................................................................................       118,356        168,700
INTEREST EXPENSE ..................................................................................        (3,974)        (9,438)
OTHER (EXPENSE) INCOME ............................................................................        (1,468)        14,749
                                                                                                      -----------    -----------
          LOSS BEFORE INCOME TAXES ................................................................    (2,517,897)    (1,999,818)

INCOME TAXES ......................................................................................          -             -
                                                                                                      -----------    -----------
                         NET LOSS .................................................................   ($2,517,897)   ($1,999,818)
                                                                                                      ===========    ===========
          WEIGHTED AVERAGE NUMBER OF COMMON
              SHARES OUTSTANDING ..................................................................     9,066,638      6,871,615
                                                                                                      ===========    ===========
                 NET LOSS PER SHARE ...............................................................   ($     0.28)   ($     0.29)
                                                                                                      ============   ============





























                                       The  accompanying  notes are an  integral part of the financial statements.


                                                                           4


                                                      ARIEL CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                             For The Three Months Ended March 31,


                                                                                                       1997                1996
                                                                                                    ----------          ----------
Cash flows from operating activities:

Net loss .......................................................................................  $ (2,517,897)       $ (1,999,818)

Adjustments to reconcile net loss to net cash used in operating activities:

          Depreciation and amortization ........................................................       256,913             105,797
          Amortization of discount on royalties payable ........................................         2,998               7,880
          Amortization of discounts on investments .............................................         4,319                 -
          Provision for inventory obsolescense .................................................        15,000                 -
          Non-cash compensation expense ........................................................        44,705                 -

(Increase) decrease in assets:

          Accounts receivable ..................................................................       423,400             454,476
          Inventories ..........................................................................      (431,069)           (319,044)
          Other assets .........................................................................      (192,578)             86,652

 Increase (decrease) in liabilities:

          Accounts payable and accrued expenses ................................................      (845,281)             17,612
          Royalties payable ....................................................................       (20,320)             (2,478)
          Notes payable ........................................................................      (117,764)                 -
                                                                                                     ----------          ----------
               Net cash used in operating activities ...........................................    (3,377,573)         (1,648,923)
                                                                                                     ----------          ----------

Cash flows from investing activities:

          Proceeds from the sale and maturity of investments ...................................     3,643,594                -
          Purchase of equipment ................................................................      (822,430)           (750,765)
                                                                                                     ----------          ----------
               Net cash provided by (used in) investing activities .............................     2,821,164            (750,765)
                                                                                                     ----------          ----------

Cash flows from financing activities:

          Proceeds from exercise of redeemable common stock
             purchase warrants ................................................................            -               387,358
          Proceeds from exercise of common stock options ......................................        898,145                -
                                                                                                     ----------           ---------
               Net cash provided by financing activities ......................................        898,145             387,358
                                                                                                     ----------           ---------

Net increase (decrease) in cash ...............................................................        341,735          (2,012,330)
          Cash and cash equivalents, begining of year .........................................      4,626,583          13,979,009
                                                                                                     ----------         -----------
Cash and cash equivalents, end of period ......................................................    $ 4,968,318        $ 11,966,679
                                                                                                   ============       =============








                                  The accompanying notes are an integral part of the financial statements.

                                                                      5

                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)





1.    Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996. The results for interim periods are not necessarily indicative of results for the full year.


2. Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:
                                                                         March 31,   December 31,
                                                                           1997          1996
                                                                        ----------   -----------

         Component Materials ........................................   $1,160,751   $1,313,092
         Work-in process ............................................      868,054      620,367
         Finished Goods .............................................    1,915,515    1,594,793
                                                                        -----------  ----------

                                                                        $3,944,320   $3,528,252
                                                                        ===========  ==========





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.

                                                                                            Three months ended
                                                                                                  March 31,

                                                                                              1997     1996
                                                                                             -------  -------
Sales .....................................................................................    100%     100%

Cost of goods sold ........................................................................     53       54
                                                                                              -----    -----

     Gross profit .........................................................................     47       46


Expenses

     Sales and marketing ..................................................................     25       62

     General and administrative ...........................................................     21       55

     Research and development .............................................................     59       72
                                                                                               ----     ----

     Total Operating Expenses .............................................................    105      189

Loss from operations ......................................................................    (58)    (143)


Interest Income ...........................................................................      3       11

Interest Expense ..........................................................................      *       (1)

Other (expense) Income ....................................................................      *        1
                                                                                               ----     ----

    Loss before income taxes ..............................................................    (55)    (132)

     Income taxes .........................................................................     --       --
                                                                                               ----     ----


                 Net Loss .................................................................    (55)%   (132)%
                                                                                               ====     ====
*  Total is less than 1%



Three  months  ended March 31, 1997 as Compared to three  months ended March 31,
1996


Net Sales

     Worldwide sales were $4,519,526 for the three months ended March 31, 1997, an increase of $2,997,147 or 197% compared to net sales of $1,522,379 for the three months ended March 31, 1996. Domestic sales were $4,262,421 for the three months ended March 31, 1997 compared to $1,109,814 for the three months ended March 31, 1996. One customer purchased one digital signal processing ("DSP") OEM product that accounted for approximately 54% of total sales for the first quarter of 1997. The Company's backlog of $3,594,651 at March 31, 1997 does not contain any additional orders for such customer. Export sales were $257,105 for the first quarter of 1997 compared to $412,565 for the first quarter of 1996, a decrease of $155,460.

Gross Profit

     Gross profit increased to $2,126,634 for the three months ended March 31, 1997 from $702,662 for the three months ended March 31, 1996, an increase of $1,423,972 or 203%. Gross profit margin also increased to 47.1% for the three months ended March 31, 1997 from 46.2% for the three months ended March 31, 1996. The improvement in the gross margin percentage is primarily reflected in cost reductions of certain components of OEM products sold during the three months ended March 31, 1997.

Sales and marketing

     Sales and marketing expenses were $1,148,424 for the first quarter of 1997 compared to $949,259 for the first quarter of 1996. The increase of $199,165 or 21% for the first quarter of 1997 includes approximately $62,000 for increased sales commissions resulting from the increase in sales for the first quarter of 1997. Advertising expense increased by approximately $58,000 reflecting increased print advertising for the Company's T-1 Modem product and certain DSP OEM products. Trade show expense increased by approximately $28,000 reflecting increased activity related to the Company's Computer Telephony ("CTI") product line.

General and administrative

     General and administrative expenses were $943,645 for the first quarter of 1997 compared to $831,566 for the first quarter of 1996. The increase of approximately $112,000 includes approximately $36,000 for increased health insurance expense incurred by the Company and approximately $24,000 in increased expense related to the Company's matching contribution under its 401(k) Plan. Such increases reflect the increase in the number of employees from the first quarter of 1996.

     In  addition,   consulting  expense  increased  by  approximately  $50,000 reflecting principally the use of certain outside consultants for management process issues. Rent expense increased by approximately $37,000 for the first quarter of 1997 as a result of the Communications Systems Group's ("CSG") move to approximately 10,000 square feet of space in Piscataway, New Jersey.

Research and Development

     Research and development expenditures were $2,665,376 or 59% of sales for the three months ended March 31, 1997 compared to $1,095,667 or 72% of sales for the three months ended March 31, 1996, an increase of $1,569,709 or 143%. Salaries and wages increased by approximately $444,000 due primarily to hiring additional engineers to meet the internal product development milestones for its CTI and CSG products. The company incurred approximately $700,000 for outside contract labor in conjunction with development of certain products related to the Company's CTI and ADSL technologies. The Company expects such expenditures to decrease from the first quarter as the use of outside contract labor decelerates.

     For the foregoing reasons, the Company incurred a net loss of $2,517,897 for the three months ended March 31, 1997 compared to a net loss of $1,999,818 for the three months ended March 31, 1996.


Liquidity  and Capital  Resources

     During the three months ended March 31,1997, there was a net increase of $341,735 in cash and cash equivalents, including a net amount of $3,643,594 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. Cash and cash equivalents amounted to $4,968,318 at March 31, 1997. Marketable securities amounted to $2,350,000 at March 31, 1997. Working capital amounted to $11,648,377 at March 31, 1997 compared to $13,795,613 at December 31, 1996, a decrease of $2,147,236.

     Net cash used in operating activities for the three months ended March 31, 1997 was $3,377,573. The negative cash flow from operations was primarily the result of the Company's net loss of $2,517,897. Additionally, trade accounts payable decreased by $845,281 during the three months ended March 31, 1997. Net cash used in operating activities for the three months ended March 31, 1996 was $1,648,923. The negative cash flow from operations was the result of the Company's net loss of $1,999,818 partially offset by a decrease in trade accounts receivable of $531,750 reflecting lower shipments during the first quarter of 1996.

     Net cash provided by investing activities for the three months ended March 31, 1997 was $2,821,164. This included net proceeds of $3,643,594 from maturity and subsequent sale of high quality government agency securities. The Company's capital expenditures amounted to $794,740 for the three months ended March 31, 1997 reflecting purchases of computers and peripheral equipment related to engineering staff and final test and assembly in manufacturing and also office furniture related to the Company's relocation of its CSG group to Piscataway, New Jersey in January 1997. Net cash used in investing activities for the three months ended March 31, 1996 was $822,430 and consisted primarily of purchases of computer and peripheral equipment to support the increase in engineering and support staff and also purchases of office furniture related to the Company's relocation to a larger facility in January 1996.

     Cash flows provided by financing activities amounted to $898,145 and was the result of proceeds from the exercise of common stock options. Cash flow provided by financing activities for the three months ended March 31, 1996 amounted to $387,358 as a result of the exercise of the Company's redeemable common stock purchase warrants.

     The Company recently signed a proposal letter with a lending institution under which the Company would obtain a total credit facility of up to $13 million. Such proposal is subject to additional due diligence on the part of the lending institution and the negotiation of specific loan documents satisfactory to both the Company and the lending institution. The Company expects to complete this transaction no later than June 15, 1997. Management believes that cash, cash equivalents, marketable securities, and the above described credit facility will be adequate to support operating cash requirements for at least the next twelve months.

     Statements contained in this Form 10-Q that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgement as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.

Impact of the Adoption of Recently Issued Accounting  Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the impact of the new statement. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)    Exhibits -
                  Exhibit 11 - Statement of Computation of Per Share Amounts
                  Exhibit 27 - Financial Data Schedule (filed electronically)

         b)       Reports on Form 8-K - None.

                                                     Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Ariel Corporation
                                         --------------------------------------
                                         Registrant



                                          /S/ Gerard E. Dorsey
                                         --------------------------------------
                                         Gerard E. Dorsey
                                         Chief Financial Officer and Principal
                                         Accounting Officer

Date:  May 14, 1997




                                                                                                                   EXHIBIT 11


                                                                ARIEL COPRORATION
                                                  STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                                                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996





                                                                                          Three Months Ended March 31,
                                                                                             1997              1996
                                                                                          ----------        -----------
Primary:

     Net loss for the period .......................................................... $ (2,517,897)      $ (1,999,818)
                                                                                          ===========        ===========

     Weighted average number of shares of common
      stock outstanding ...............................................................    9,066,638          6,871,615

     Shares issuable upon exercise of outstanding
      options and warrants ............................................................         -                  -

     Shares assumed to be acquired in accordance
      with the treasury stock method ..................................................         -                  -
                                                                                           -----------       -----------
     Shares used in computing per share loss ..........................................     9,066,638         6,871,615
                                                                                           ===========       ===========
     Net loss per share ...............................................................  $      (0.28)     $      (0.29)
                                                                                           ===========       ===========


Fully Diluted:

      Net loss for the period .......................................................... $ (2,517,897)      $ (1,999,818)
                                                                                          ===========        ===========

     Weighted average number of shares of common
      stock outstanding ...............................................................    9,066,638          6,871,615

     Shares issuable upon exercise of outstanding
      options and warrants ............................................................    2,026,614          3,271,387

     Shares assumed to be acquired in accordance
      with the treasury stock method ..................................................   (1,885,200)        (1,651,904)
                                                                                           -----------       -----------
     Shares used in computing per share loss ..........................................    9,208,052          8,491,098
                                                                                           ===========       ===========
     Net loss per share ...............................................................  $     (0.27)     $       (0.24)
                                                                                           ===========       ===========
