Form 10-Q
period 1997-06-30
ARIEL CORP
filed 1997-08-14
CIK 911167

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

For the quarterly period ended June 30, 1997                                       Commission file number: 0-25326

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

                                                 Yes ( X ) No ( )

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                                   9,169,325  shares outstanding
                                                               as of June 30, 1997


                                     Documents Incorporated by Reference: None


                                                 Ariel Corporation
                                                       Index

Part I.  Financial Information
-------------------------------

Item 1.  Financial Statements  (Unaudited)
         --------------------

                  A.      Balance sheets  -  June 30, 1997 and December 31, 1996

                  B. Statements of operations for the three and six months ended June 30, 1997 and 1996.

                  C. Statements of cash flows for the six months ended June 30, 1997 and 1996.


                  D.      Notes to financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------


Part II.  Other Information
----------------------------

PART I. - FINANCIAL INFORMATION

ITEM I. - FINANCIAL STATEMENTS

                                                             ARIEL CORPORATION
                                                               BALANCE SHEETS
                                                                (Unaudited)

                                                                                                        June 30,       December 31,
                                                                                                          1997            1996
                                                                                                       ------------    ------------
                                                                                                        (Unaudited)     (Audited)

                                                       ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ...................................................................   $  6,141,333    $  4,626,583
       MARKETABLE SECURITIES .......................................................................      1,075,000       5,999,377
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $212,678 AT JUNE 30, 1997 AND DECEMBER 31, 1996 ...........................      1,833,900       3,199,542
       OTHER RECEIVABLES ...........................................................................         69,779         190,023
       INVENTORIES .................................................................................      3,781,134       3,528,252
       PREPAID EXPENSES ............................................................................        360,787         156,005
                                                                                                        ------------    ------------
                            TOTAL CURRENT ASSETS ...................................................     13,261,933      17,699,782

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION .......................................................................      2,517,278       2,036,897

OTHER ASSETS .......................................................................................        833,328         366,385

                                                                                                        ============    ============
       TOTAL ASSETS ................................................................................   $ 16,612,539    $ 20,103,064
                                                                                                        ============    ============


                                            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE ............................................................................   $    440,709    $  1,840,986
       ACCRUED EXPENSES ............................................................................      1,750,135       1,826,591
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT ...........................................        450,000               0
       NOTES PAYABLE, RELATED PARTIES ..............................................................              0         154,021
       ROYALTIES PAYABLE ...........................................................................         67,706          82,571

                                                                                                        ------------    ------------

                            TOTAL CURRENT LIABILITIES ..............................................      2,708,550       3,904,169



NOTES PAYABLE - LONG TERM ..........................................................................      2,550,000               0


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 9,169,325 AT JUNE 30, 1997
                                 AND 8,949,975 AT DECEMBER 31, 1996 ................................          9,169           8,950

       ADDITIONAL PAID-IN CAPITAL ..................................................................     30,541,482      29,321,748
       UNEARNED COMPENSATION .......................................................................        (89,408)       (178,819)
       ACCUMULATED DEFICIT .........................................................................    (19,107,254)    (12,952,984)
                                                                                                        ------------    ------------
                            TOTAL STOCKHOLDERS' EQUITY .............................................     11,353,989      16,198,895
                                                                                                        ============    ============
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....................................................  $ 16,612,539    $ 20,103,064
                                                                                                        ============    ============

                                       The accompanying notes are an integral part of the financial statements.




                                                           ARIEL CORPORATION
                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)





                                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                                               1997           1996           1997           1996
                                                                           ===========    ===========    ===========    ===========

SALES ..................................................................   $ 2,540,036    $ 3,660,669    $ 7,059,562    $ 5,183,048

COST OF GOODS SOLD .....................................................     1,547,971      1,877,816      3,940,742      2,697,533
                                                                           -----------    -----------    -----------    -----------

       GROSS PROFIT ....................................................       992,065      1,782,853      3,118,820      2,485,515

EXPENSES:
     SALES AND MARKETING ...............................................     1,276,788        999,204      2,425,248      1,948,463
     GENERAL AND ADMINISTRATIVE ........................................       979,366      1,281,386      2,130,799      2,112,951
     RESEARCH AND DEVELOPMENT ..........................................     2,588,341      1,378,769      5,046,008      2,474,436
                                                                            -----------    -----------    -----------    -----------
         TOTAL OPERATING EXPENSES ......................................     4,844,495      3,659,359      9,602,055      6,535,850
                                                                            -----------    -----------    -----------    -----------
       LOSS FROM OPERATIONS ............................................    (3,852,430)    (1,876,506)    (6,483,235)    (4,050,335)

INTEREST INCOME ........................................................        93,067        144,968        211,424        313,668

INTEREST EXPENSE .......................................................       (24,759)        (9,629)       (28,733)       (19,067)

OTHER INCOME ...........................................................       147,749          4,467        146,274         19,216

                                                                            -----------    -----------    -----------    -----------
       LOSS BEFORE INCOME TAXES ........................................    (3,636,373)    (1,736,700)    (6,154,270)    (3,736,518)

      INCOME TAXES .....................................................             0              0              0              0

                                                                            ===========    ===========    ===========    ===========
       NET LOSS ........................................................   ($3,636,373)   ($1,736,700)   ($6,154,270)   ($3,736,518)
                                                                            ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING ...............................................    9,169,325      7,285,416      9,118,091      7,079,120
                                                                            ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE ...............................................  ($     0.40)   ($     0.24)   ($     0.67)   ($     0.53)
                                                                            ===========    ===========    ===========    ===========











                                   The accompanying notes are an integral part of the financial statements.



                                                            ARIEL CORPORATION
                                                         STATEMENTS OF CASH FLOWS
                                                               (Unaudited)


                                                                                                        Six Months Ended June 30,
                                                                                                           1997            1996
                                                                                                        ===========    ============

Cash flows from operating activities:
Net loss ............................................................................................   ($6,154,270)   ($ 3,736,518)
Adjustments to reconcile net loss to net cash used in
     operating activities:
                Depreciation and amortization .......................................................       541,265         242,438
                Amortization of discount on royalties payable .......................................         2,998          15,953
                Loss on sale of marketable securities ...............................................         7,507               0
                Provision for doubtful accounts .....................................................             0          15,000
                Provision for inventory obsolescence ................................................        30,000          15,000
                Non-cash compensation expense .......................................................        89,408               0
(Increase) decrease in assets:
                Accounts receivable and other receivables ...........................................     1,485,885      (1,446,104)
                Inventories .........................................................................      (282,882)       (857,515)
                Other assets ........................................................................      (349,915)         83,336
Increase (decrease) in liabilities:
                Accounts payable and accrued expenses ...............................................    (1,476,734)        526,629
                Royalties payable ...................................................................       (14,866)          4,810
                Notes payable, related parties ......................................................      (154,021)              0
                                                                                                         -----------    ------------
                              Net cash used in operating activities .................................    (6,275,625)     (5,136,971)
                                                                                                         -----------    ------------
Cash flows from investing activities:
                Proceeds from the sale and maturity of investments ..................................     4,913,759               0
                Purchase of equipment ...............................................................    (1,021,530)       (961,557)
                                                                                                         -----------    ------------
                              Net cash provided by (used in) investing activities ...................     3,892,229        (961,557)
                                                                                                         -----------    ------------
Cash flows from financing activities:
                Proceeds from debt financing ........................................................     3,000,000               0
                Proceeds from exercise of warrants and common stock
                       options, net of expenses ......................................................      898,145       5,482,176
                                                                                                         -----------    ------------
                              Net cash provided by financing activities ..............................    3,898,145       5,482,176
                                                                                                         -----------    ------------

Net increase (decrease) in cash ......................................................................    1,514,749        (616,352)
                Cash and cash equivalents, beginning of year .........................................    4,626,583      13,979,009
                                                                                                         ===========    ============
Cash and cash equivalents, end of period .............................................................. $ 6,141,333    $ 13,362,657
                                                                                                         ===========    ============


Supplemental Cash Flow Information:
----------------------------------
Other assets includes an increase of $316,445 representing the theoretical value of 83,333 warrants issued as part of the fees associated with the acquisition of a credit facility.


                                  The accompanying notes are an integral part of the financial statements.

                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

1.    Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996. The results for interim periods are not necessarily indicative of results for the full year.

2.    Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:
                                                                         June 30,       December 31,
                                                                           1997            1996
                                                                        -----------    --------------
         Component Materials.....................................        $1,866,913       $1,313,092
         Work-in process.........................................          459, 423          620,367
         Finished Goods..........................................         1,454,798        1,594,793
                                                                        ------------    -------------
                                                                         $3,781,134       $3,528,252
                                                                       =============    =============

3.    Credit Facility

     On June 12, 1997, the Company completed a $10 million credit facility with the Technology Finance Division of Transamerica Business Credit Corporation with the following terms and provisions:

         $6 million, five year term loan:

     Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997.
     Interest rate is based on the weekly average yield on five-year U.S. Treasury Securities plus 5.75 percent, fixed for five years as of the date of advance.
     $3 million, is outstanding at June 30, 1997. Interest rate in effect at June 30, 1997 was 12.23%.
     $3 million available upon attainment of any one of certain milestones, such as profitability, minimum net proceeds of $7 million from the sale of common stock, or achievement of a significant strategic partner relationship. As of June 30, 1997, this facility has not been utilized.


     $4 million, three-year revolving credit facility, which can be extended for two additional one-year periods:

     This revolving credit facility can be increased to $7 million in the event that the Company achieves one of the milestones, referred to under the term loan but elects not to draw the second advance under the term loan.
     Interest rate is based on the prime rate plus 2.50 percent as of the date the revolver is utilized.
     Available line of credit based on a formula of eligible accounts receivable and inventory.
     As of June 30, 1997, this facility has not been utilized.

     Under terms of the credit agreement, the Company must maintain agreed upon levels of financial performance, including the maintenance of cash on hand through December 31, 1997 of $3 million. The Company anticipates achievement of all financial covenants.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
         ------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                            Three months ended                  Six months ended
                                                                 June 30,                           June 30,

                                                          1997             1996               1997            1996
                                                       ---------        ---------         -----------      ---------

Sales                                                     100%             100%               100%            100%

Cost of goods sold                                         61               51                 56              52
                                                       -----------       ----------         ----------      ---------

     Gross Profit                                          39               49                 44              48


Expenses:

     Sales and marketing                                   50               27                 34              38

     General and administrative                            39               35                 30              41

     Research and development                             102               38                 72              48
                                                       -----------       ----------         ----------      ---------

     Total Operating Expenses                             191               100                136            127

Loss from operations                                     (152)             (51)               (92)            (78)


Interest Income                                            4                 4                  3              6

Interest Expense                                          (1)                *                  *              *

Other (expense) Income                                     6                 *                  2              *
                                                       -----------       ----------         ----------      ---------

    Loss before income taxes                             (143)             (47)               (87)            (72)

     Income taxes                                          -                 -                  -              -
                                                       -----------       ----------         ---------       ----------


                 Net Loss                                (143)%            (47)%              (87)%          (72)%
                                                       ===========       ==========         ==========      =========
* Total less than 1%


Three months ended June 30, 1997 as Compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

Net Sales

     Worldwide sales were $2,540,036 for the three months ended June 30, 1997, a decrease of $1,120,633 or 31% compared to net sales of $3,660,669 for the three months ended June 30, 1996. Domestic sales decreased by $989,018 from $3,188,252 for the three months ended June 30, 1996 to $2,199,234 for the three months ended June 30, 1997. This decrease in domestic sales is solely attributable to no additional shipments of a digital signal processing ("DSP") OEM product to one customer that accounted for 32% of sales in the second quarter of 1996. All outstanding purchase orders for this customer were completed during the first quarter of 1997. Export sales were $340,802 for the three months ended June 30, 1997 compared to $472,417 for the three months ended June 30, 1996.

Gross Profit

     Gross profit decreased by $790,788 or 44% to $992,065 for the three months ended June 30, 1997 from $1,782,853 for the three months ended June 30, 1996. Gross profit margin decreased to 39% for the three months ended June 30, 1997 compared to 49% for the three months ended June 30, 1996. The decrease in gross margin for the second quarter of 1997 compared to the second quarter of 1996 reflects a shift in product mix from sales of higher margin DSP OEM products to initial shipments of the Company's T1 Modem products which carried lower margins in order to seed the targeted markets. Additionally, in the month of June 1997, the Company began shipments of its Rascal product to several customers under a beta program in which the selling price equated the Company's cost to produce.

Sales and marketing

     Sales and marketing expenses were $1,276,788 or 50% of sales for the three months ended June 30, 1997 compared to $999,204 or 27% of sales for the three months ended June 30, 1996. The increase of $277,584 or 28% includes an increase of approximately $186,000 for trade show expenses related to the Company's first-time attendance at two trade shows: the Networld-Interop show at which the Company introduced its Rascal product line and the Supercom show at which the Company's Asymmetrical Digital Subscriber Line ("ADSL") carrier class DSLAM product was introduced. Additionally, advertising expenses increased by $62,000 reflecting expenditures related to the Company's VME and T1 Modem products. Such increases were partially offset by a decrease in sales commissions reflecting lower sales volume for the second quarter of 1997.


General  and  administrative

     General and administrative expenses were $979,366 or 39% of sales for the three months ended June 30, 1997 compared to $1,281,386 or 35% of sales for the three months ended June 30, 1996, a decrease of $302,020 or 24%. The second quarter of 1996 included approximately $235,000 for non-recurring severance expense related to certain management personnel.

Research  and  Development

     Research and development expenditures were $2,588,341 or 102% of sales for the three months ended June 30, 1997 compared to $1,378,769 or 38% of sales for the three months ended June 30, 1996, an increase of $1,209,572. Salaries and wages increased by approximately $291,000 reflecting principally the hiring of additional engineering staff to meet the demands for internal product development in the Data Communications and Communications Systems Group ("CSG"). Additionally, expenses related to outside contract labor for certain research and development projects related to forward looking technologies increased by approximately $253,000. The Company incurred approximately $91,000 related to the use of outside consultants in conjunction with its CSG Group. There was also an increase in the amount of overhead allocated to research and development as a result of the increase in engineering headcount. The Company anticipates that research and development expense will begin to decline starting in the latter part of the third quarter through the remainder of calendar year 1997.

     For the foregoing reasons, the Company incurred a net loss of $3,636,373 for the three months ended June 30, 1997 compared to a net loss of $1,736,700 for the three months ended June 30, 1996.

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
---------------------------------------------------------------------------

Net sales

     Worldwide sales were $7,059,562 for the six months ended June 30, 1997, an increase of $1,876,514 or 36% compared to worldwide sales of $5,183,048 for the six months ended June 30, 1996. Domestic sales were $6,461,655 for the six months ended June 30, 1997 compared to $4,280,446 for the six months ended June 30, 1996. The increase in domestic sales for the six months ended June 30, 1997 reflects increased shipments of one DSP OEM product to a single customer that accounted for 35% of total sales for the six months ended June 30, 1997 compared to 25% of total sales for the six months ended June 30, 1996. Additionally, modem products did not begin shipments until the second half of 1996 while shipments of such product for the first six months of 1997 were approximately $1,356,000. Export sales were $597,907 for the six months ended June 30, 1997 compared to $902,602 for the six months ended June 30, 1996. Backlog at June 30, 1997 was $5,972,245.

Gross Profit

     Gross profit increased $633,305 or 26% from $2,485,515 to $3,118,820. Gross profit margin as a percentage of sales decreased from 48% for the six months ended June 30, 1996 to 44% for the six months ended June 30, 1997. The decrease represents a shift in product mix from DSP OEM product mix to initial shipments of the Company's data communications products.

Sales and Marketing

     Sales and marketing expenses were $2,425,248 or 34% of sales for the six months ended June 30, 1997 compared to $1,948,463 or 38% of sales for the six months ended June 30, 1996. The increase of $476,785 reflects an increase of approximately $195,000 for trade show expenses related to first-time attendance at two trade shows: The Networld Interop Show at which the Company introduced its RASCAL product line and the Supercom Show at which the Company's ADSL carrier class DSLAM product was introduced. Advertising expenses increased by approximately $120,000, which was related to the Company's VME and T1 Modem products.

General and Administrative

     General and administrative expenses were $2,130,799 or 30% of sales for the six months ended June 30, 1997 compared to $2,112,951 or 41% of sales for the six months ended June 30, 1996, an increase of $17,848. The six months ended June 30, 1996 included approximately $235,000 of non-recurring severance expenses related to certain management personnel.

Research and Development

     Research and development expenditures were $5,046,008, or 72% of sales for the six months ended June 30, 1997 compared to $2,474,436, or 48% for the six months ended June 30, 1996. The increase of $2,571,572 reflects an increase of approximately $811,000 in salaries and related benefits reflecting principally the hiring of additional engineering staff to meet the demands for internal product development in the Data Communications and CSG product groups. Additionally, expenses related to outside contract labor for projects related to forward looking technologies increased by approximately $814,000.

Liquidity and Capital Resources

     On June 12, 1997, the Company announced it had completed a $10 million credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides a five-year, $6.0 million term loan and a three-year, $4.0 million revolving credit facility ("Revolver"). The term loan provides for an immediate advance of $3.0 million and a second advance of $3.0 million upon achievement of any one of certain milestones such as profitability, net proceeds of at least $7 million from the sale of common stock, or achievement of a significant strategic partner relationship. The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. This Revolver can be increased to $7.0 million in the event that the Company achieves one of the milestones, but elects not to draw the second advance under the term loan. Additionally, the Revolver can be extended for two additional one-year periods. As of June 30, 1997, there was $3.0 million outstanding under the term loan and there were no outstanding advances under the Revolver. Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At June 30, 1997, the interest rate in effect was 12.23%. The interest rate in effect under the Revolver is based on the prime rate plus 2.5%.
     During the six months ended June 30, 1997, there was a net increase in cash and cash equivalents of $1,514,750, including a net amount of $4,913,759 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. On June 13, 1997 the Company received gross proceeds of $3,000,000 under the above referenced term loan. At June 30, 1997, cash and cash equivalents amounted to $6,141,333 and marketable securities amounted to $1,075,000. Working capital amounted to $10,553,382 at June 30, 1997 compared to $13,795,613 at December 31, 1996, a decrease of $3,242,231.
     Net cash used in operating activities for the six months ended June 30, 1997 amounted to $6,275,625. The negative cash flow from operations was primarily the result of the Company's net loss of $6,154,270. Additionally, trade accounts payable and accrued expenses decreased by $1,476,734 during the six months ended June 30, 1997. Trade accounts receivable decreased by $1,485,885 reflecting lower shipments during the second quarter of 1997. Net cash used in operating activities for the six months ended June 30, 1996 amounted to $5,136,971, reflecting principally the Company's net loss of $3,736,518 and increases in trade accounts receivable of $1,357,372 and inventories of $857,515 offset by increased accounts payable and accrued expenses of $526,629.
     Net cash provided by investing activities for the six months ended June 30, 1997 amounted to $3,892,229. This included net proceeds of $4,913,759 from the maturity and subsequent sale of high quality government agency securities. Capital expenditures of $1,021,530 reflected purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing and also office furniture related to the Company's relocation of its CSG group to Piscataway, New Jersey in January, 1997. Net cash used in investing activities for the six months ended June 30, 1996 amounted to $961,557 and reflected purchases of computer and peripheral equipment to support the increase in engineering and professional staff, office equipment and furniture related to the Company's relocation to its corporate headquarters in Cranbury, New Jersey.
     Net cash provided by financing activities for the six months ended June 30, 1997 amounted to $3,898,145, reflecting a draw down of $3,000,000 under the Transamerica term loan and $898,145 in proceeds from the exercise of common stock options. Net cash provided from financing activities for the six months ended June 30, 1996 amounted to $5,482,176. The Company received proceeds of $4,723,660 from the exercise of 1,349,617 warrants and $768,000 resulting from the exercise of 150,000 unit purchase options issued to the Company's Underwriters in conjunction with its Initial Public Offering.
     Statements contained in this Form 10-Q that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.

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

Part II.     Other Information
------------------------------

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


                           Ariel Corporation
                           ----------------------------------------------------
                           Registrant






                           /S/ Gerard E. Dorsey
                           ----------------------------------------------------
                           Gerard E. Dorsey
                           Chief Financial Officer and Principal
                           Accounting Officer


Date:  August 13, 1997

                                                                                                                       EXHIBIT 11
                                                                 ARIEL CORPORATION
                                                  STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                                          For the Three Months and Six Months Ended June 30, 1997 and 1996


                                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                                           1997            1996            1997            1996
                                                                       ------------    ------------    ------------    ------------

Primary:

       Net loss for the  period ....................................   ($ 3,636,373)   ($ 1,736,700)   ($ 6,154,270)   ($ 3,736,518)
                                                                        ============    ============    ============    ============

       Weighted average number of shares of common
          stock outstanding ........................................      9,169,325       7,285,416       9,118,091       7,079,120

       Shares issuable upon exercise of outstanding
          options and warrants .....................................              0               0               0               0

       Shares assumed to be acquired in accordance
          with the treasury stock method ...........................              0               0               0               0

                                                                       ------------    ------------    ------------    ------------

       Shares used in computing per share loss .....................      9,169,325       7,285,416       9,118,091       7,079,120
                                                                        ============    ============    ============    ============

       Net loss per share ..........................................   ($      0.40)   ($      0.24)   ($      0.67)   ($      0.53)
                                                                        ============    ============    ============    ============


Fully Diluted:

       Net loss for the  period ....................................   ($ 3,636,373)   ($ 1,736,700)   ($ 6,154,270)   ($ 3,736,518)
                                                                        ============    ============    ============    ============

       Weighted average number of shares of common
          stock outstanding ........................................      9,169,325       7,285,416       9,118,091       7,079,120

       Shares issuable upon exercise of outstanding
          options and warrants .....................................      1,820,308       2,857,586       1,983,446       3,064,882

       Shares assumed to be acquired in accordance
          with the treasury stock method ...........................     (1,049,002)     (2,575,748)       (979,373)     (2,575,748)
                                                                        ------------    ------------    ------------    ------------

       Shares used in computing per share loss .....................      9,940,631       7,567,254      10,122,164       7,568,254
                                                                        ============    ============    ============    ============

       Net loss per share ..........................................   ($      0.37)   ($      0.23)   ($      0.61)   ($      0.49)
                                                                        ============    ============    ============    ============

