Form 10-Q
period 1997-09-30
ARIEL CORP
filed 1997-11-14
CIK 911167



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

For the quarterly period ended September 30, 1997                                  Commission file number: 0-25326

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

                                                 Yes ( X ) No ( )

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                                   9,229,125  shares outstanding
                                                                as of September 30, 1997


                                     Documents Incorporated by Reference: None

                                                 Ariel Corporation
                                                       Index

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements  (Unaudited)
         --------------------

                  A.       Balance sheets  -  September 30, 1997 and December 31, 1996

                  B. Statements of operations for the three and nine months ended September 30, 1997 and 1996.

                  C.       Statements  of cash flows for the nine  months  ended
                           September 30, 1997 and 1996.

                  D.       Notes to financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -------------------------------------------------------------------------------------


Part II. Other Information
--------------------------




PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                                                 ARIEL CORPORATION
                                                   BALANCE SHEETS
                                                     (Unaudited)

                                                                                  September 30,                December 31,
                                                                                      1997                        1996
                                                                             ---------------------       ---------------------

          ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                    $5,057,362                  $4,626,583
       MARKETABLE SECURITIES                                                                 0                   5,999,377
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
               ACCOUNTS OF $178,416 AT SEPTEMBER 30, 1997 AND
               $212,678 AT DECEMBER 31, 1996                                         1,432,956                   3,199,542
       OTHER RECEIVABLES                                                                84,671                     190,023
       INVENTORIES                                                                   3,696,574                   3,528,252
       PREPAID EXPENSES                                                                425,411                     156,005
                                                                             ---------------------       ---------------------
                            TOTAL CURRENT ASSETS                                    10,696,974                  17,699,782

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION                                                         2,495,400                   2,036,897

OTHER ASSETS                                                                           804,673                     366,385

                                                                             ---------------------       ---------------------
       TOTAL ASSETS                                                                $13,997,047                 $20,103,064
                                                                             =====================       =====================


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                                                              $822,088                  $1,840,986
       ACCRUED EXPENSES                                                             1,755,261                   1,826,591
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT                              600,000                           0
       NOTES PAYABLE, RELATED PARTIES                                                       0                     154,021
       ROYALTIES PAYABLE                                                               67,327                      82,571
       DEFERRED REVENUES                                                              765,431                           0

                                                                             ---------------------       ---------------------

                            TOTAL CURRENT LIABILITIES                               4,010,107                   3,904,169



NOTES PAYABLE - LONG TERM                                                           2,400,000                           0


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                       ISSUED AND OUTSTANDING -  9,229,125 AT SEPTEMBER 30, 1997
                                 AND 8,949,975 AT DECEMBER 31, 1996                       9,229                       8,950

       ADDITIONAL PAID-IN CAPITAL                                                    30,701,382                  29,321,748
       UNEARNED COMPENSATION                                                            (44,702)                   (178,819)
       ACCUMULATED DEFICIT                                                          (23,078,969)                (12,952,984)
                                                                             --------------------       ---------------------
                            TOTAL STOCKHOLDERS' EQUITY                                7,586,940                  16,198,895
                                                                             --------------------       ---------------------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $13,997,047                 $20,103,064
                                                                             =====================       =====================


                              The accompanying notes are an integral part of the financial statements.


                                                                   ARIEL CORPORATION
                                                              STATEMENTS OF OPERATIONS
                                                                    (Unaudited)





                                                Three Months Ended September 30,                  Nine Months Ended September 30,
                                                   1997                    1996                     1997                    1996
                                            =================       ==================       =================      ===============

SALES                                          $3,044,843               $3,760,367             $10,104,405               $8,943,415

COST OF GOODS SOLD                              1,635,391                1,886,051               5,576,133                4,583,584

                                             -----------------       ------------------       -----------------       -------------
       GROSS PROFIT                             1,409,452                1,874,316               4,528,272                4,359,831

EXPENSES:
     SALES AND MARKETING                        1,157,894                1,024,198               3,583,142                2,972,661
     GENERAL AND ADMINISTRATIVE                 1,080,047                1,045,844               3,210,846                3,158,795
     RESEARCH AND DEVELOPMENT                   2,714,236                1,806,204               7,760,244                4,280,640
     RESTRUCTURING CHARGE                         379,454                        0                 379,454                        0
                                            -----------------       ------------------       -----------------       --------------
         TOTAL OPERATING EXPENSES               5,331,631                3,876,246              14,933,686               10,412,096

                                           -----------------       ------------------       -----------------       ---------------
       LOSS FROM OPERATIONS                    (3,922,179)              (2,001,930)            (10,405,414)              (6,052,265)

INTEREST INCOME                                    67,140                  205,919                 278,564                  519,587

INTEREST EXPENSE                                 (118,976)                  (9,773)               (147,709)                 (28,840)

OTHER INCOME                                        2,293                   40,642                 148,567                   59,858

                                            -----------------       ------------------       -----------------       --------------
       LOSS BEFORE INCOME TAXES                (3,971,722)              (1,765,142)            (10,125,992)              (5,501,660)

      INCOME TAXES                                      0                        0                       0                        0
                                            -----------------       ------------------       -----------------       --------------

       NET LOSS                               ($3,971,722)             ($1,765,142)           ($10,125,992)             ($5,501,660)
                                            =================       ==================       =================       ===============


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                       9,179,201                8,813,487               9,139,023                7,660,248
                                            =================       ==================       =================       ===============

NET LOSS PER COMMON SHARE                          ($0.43)                  ($0.20)                 ($1.11)                  ($0.72)
                                            =================       ==================       =================       ===============









                                   The accompanying notes are an integral part of the financial statements.



                                                                   ARIEL CORPORATION
                                                                STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)


                                                                                             Nine Months Ended September 30,
                                                                                               1997                       1996
                                                                                        ==================         =================

Cash flows from operating activities:
Net loss                                                                                     ($10,125,992)              ($5,501,660)
Adjustments to reconcile net loss to net cash used in
     operating activities:
                Depreciation and amortization                                                     839,247                   392,457
                Amortization of discount on royalties payable                                       2,998                    24,026
                Loss on sale of marketable securities                                              12,812                         0
                Provision for doubtful accounts                                                    30,000                    30,000
                Provision for inventory obsolescence                                               85,000                    30,000
                Non-cash compensation expense                                                     134,117                         0
(Increase) decrease in assets:
                Accounts receivable and other receivables                                       1,841,938                (1,260,918)
                Inventories                                                                      (263,322)                 (772,377)
                Other assets                                                                     (406,342)                  (24,315)
Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                                          (1,090,228)                  740,011
                Royalties payable                                                                 (15,244)                    4,234
                Unearned revenue                                                                  765,431                         0
                Notes payable, related parties                                                   (154,021)                  (78,509)
                                                                                        ------------------         -----------------
                              Net cash used in operating activities                            (8,343,606)               (6,417,051)
                                                                                        ------------------         -----------------
Cash flows from investing activities:
                Proceeds from the sale and maturity of investments                              5,993,634                         0
                Purchase of equipment                                                          (1,297,750)               (1,307,159)
                                                                                        ------------------         -----------------
                              Net cash provided by (used in) investing activities               4,695,884                (1,307,159)
                                                                                        ------------------         -----------------
Cash flows from financing activities:
                Proceeds from debt financing                                                    3,000,000                         0
                Proceeds from exercise of warrants and common stock
                       options, net of expenses                                                 1,078,501                 6,824,965
                Proceeds from exercise of underwriters purchase option                                  0                   768,000
                                                                                        ------------------         -----------------
                              Net cash provided by financing activities                         4,078,501                 7,592,965
                                                                                        ------------------         -----------------

Net increase (decrease) in cash                                                                   430,779                  (131,245)
                Cash and cash equivalents, beginning of year                                    4,626,583                13,979,009
                                                                                        ==================         =================
Cash and cash equivalents, end of period                                                       $5,057,362               $13,847,764
                                                                                        ==================         =================



Supplemental Cash Flow Information:

Other assets includes an increase of $316,445 representing the value of 83,333 warrants issued as part of the fees associated with the acquisition of a credit facility.

                              The accompanying notes are an integral part of the financial statements.



                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

1.    Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     As of September 30, 1997, the Company had working capital of $6,686,867, including cash and cash equivalents of $5,057,362. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing six months as the Company continues to execute its business strategy in the Remote Access market. There is no assurance that the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, proceeds from the sale of the Horizon product and team, borrowings under the existing Revolver, and the expected future cash flows from operations. In the event the Company is unable to liquidate its liabilities, planned operations will need to be scaled back. Continuance of the Company as a going concern is dependent upon the Company's ability to generate capital and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996. The results for interim periods are not necessarily indicative of results for the full year.


2. Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:
                                                                       September 30,    December 31,
                                                                            1997            1996

         Component Materials.......................................... $ 2,012,185       $1,313,092
         Work-in process..............................................     677,680          620,367
         Finished Goods...............................................   1,006,709        1,594,793
                                                                        ----------        ---------
                                                                       $ 3,696,574       $3,528,252
                                                                         =========        =========
3.    Credit Facility
         On June 12, 1997, the Company  completed a $10 million credit  facility with the  Technology  Finance  Division of  Transamerica  Business  Credit
      Corporation with the following terms and provisions:

         $6 million, five year term loan:

            - Payments of  principal  and  interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997.

            - Interest rate is based on the weekly average yield on five-year U.S.
              Treasury Securities plus 5.75 percent, fixed for five years as of the date of advance.

            - $3 million is  outstanding  at September 30, 1997.  Interest rate in effect at September 30, 1997 was 11.66%.

            - $3  million  available  upon  attainment  of any  one  of  certain milestones, such as profitability, minimum net proceeds of $7 million from the sale of common stock, or achievement of a significant strategic partner relationship. As of September 30, 1997, this facility has not been utilized.


         $4 million, three-year revolving credit facility, which can be extended for two additional one-year periods:

            - This revolving  credit  facility can be increased to $7 million in the event that the Company achieves one of the milestones referred to under the term loan, but elects not to draw the second advance under the term loan.

            - Interest  rate is based on the prime rate plus 2.50  percent as of the date the revolver is utilized.

            - Available  line of credit based on a formula of eligible  accounts receivable and inventory.

            - As of September 30, 1997, this facility has not been utilized.



           Under terms of the credit agreement, the Company must maintain agreed upon levels of financial performance as measured against specific financial covenants. They are as follows:

            - Cash on hand - The Company must at all times maintain cash or cash equivalents on hand of not less than $3,000,000 during the fiscal year ending December 31, 1997, $4,000,000 during the fiscal year ending December 31, 1998, and $4,500,000 during the fiscal year ending December 31, 1999. The Company is in compliance as of September 30, 1997.

            - Accounts Receivable  Collection Period - The Company must maintain an accounts receivable collection period of not greater than 60 days for any fiscal quarter during the fiscal year ending December
              31,  1997  and 55 days  for any  fiscal  quarter  thereafter.  The
              Company is in compliance as of September 30, 1997.

            - The  Tangible  Net  Worth  on the  last  day of each  fiscal  year specified shall not be less than $10 million at December 31, 1997;
              $15 million at December 31, 1998; $20 million at December 31, 1999 and $30 million at December 31, 2000 and each fiscal year thereafter.

           - Gross Profit Margin / Operating Profit (Loss) Percentage / Net Income
             (Loss) Before Taxes Percentage - The Gross Profit Margin, Opearating
             Profit (Loss)Percentage and the Net Income (Loss) Before Taxes
             Percentage must meet specified thresholds for the fiscal year ended
             December 31, 1997 and each fiscal year thereafter as specified in the credit agreement.

     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

     In anticipation of possible noncompliance of certain financial covenants at December 31, 1997, Transamerica has given the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ending
December 31, 1997, with the exception of the accounts receivable collection period for which the Company is and expects to be in compliance. Additionally, Transamerica has agreed to waive the minimum cash on hand covenant through December 31, 1998, which allows the Company to use all of its cash, as needed.
Transamerica has reviewed the Company's Form 10-Q for the quarterly period ended
September 30, 1997 and its forecasted balance sheets and statements of operations and cash flows dated October 16, 1997 for the fourth quarter of 1997 and calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurence of a material adverse event is remote.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         --------------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                            Three months ended                  Nine months ended
                                                               September 30,                      September 30,

                                                          1997             1996               1997             1996
                                                        -------          --------           --------         -------
Sales                                                     100%             100%               100%             100%

Cost of goods sold                                         54               50                 55               51
                                                       -----------       ----------         ----------       ---------

     Gross Profit                                          46               50                 45               49


Expenses:

     Sales and marketing                                   38               27                 35               33

     General and administrative                            35               28                 32               35

     Research and development                              89               48                 77               48

     Restructuring Charge                                  12                -                  4               -
                                                       -----------       ----------         ----------       ---------

     Total Operating Expenses                             174               103                148             116

Loss from operations                                     (128)             (53)               (103)            (67)


Interest Income                                            2                 5                  3               6

Interest Expense                                          (4)                *                 (1)              *

Other (expense) Income                                     *                 1                  1               *
                                                       -----------       ----------         ----------       ---------

    Loss before income taxes                             (130)             (47)               (100)            (61)

     Income taxes                                          -                 -                  -               -
                                                       ===========       ==========         ==========       =========


                 Net Loss                                (130)%            (47)%              (100)%           (61)%
                                                       ===========       ==========         ==========       =========
* Total less than 1%


Three  months  ended  September  30,  1997 as  compared  to three  months  ended
--------------------------------------------------------------------------------
 September 30, 1996
 ------------------

Net Sales

     Worldwide sales were $3,044,843 for the three months ended September 30, 1997, a decrease of $715,524 compared to net sales of $3,760,367 for the three months ended September 30, 1996. Domestic sales were $2,860,303 for the three months ended September 30, 1997 compared to $ 3,326,217 for the three months ended September 30, 1996. The decrease of $465,914 in domestic sales is solely attributable to no additional shipments of a digital signal processing ("DSP") OEM product that accounted for 36% of sales in the third quarter of 1996. All outstanding purchase orders for this customer were completed during the first quarter of 1997. Export sales were $184,540 for the three months ended September 30, 1997 compared to $434,150 for the three months ended September 30, 1996.

Gross Profit

     Gross profit decreased by $464,864 or 25% to $1,409,452 for the three months ended September 30, 1997 from $1,874,316 for the three months ended September 30, 1996. Gross profit margin was 46% for the three months ended September 30, 1997 compared to 50% for the three months ended September 30, 1996. The decrease in gross profit margin as a percent of sales reflects the continued shift in product mix from sales of higher margin DSP OEM product to shipments of the Company's T1-Modem products which initially contained higher material costs for certain components. Such component costs have been reduced in recent months and gross margins have increased to 49% in August 1997 and 52% in September 1997.

Sales and marketing

     Sales and marketing expenses were $1,157,894 or 38% of sales for the three months ended September 30, 1997 compared to $1,024,198 or 27% of sales for the three months ended September 30, 1996. The increase of $133,696 or 13% reflects increased marketing expenses in conjunction with the introduction of the RASCAL product line and an increase in trade show expenses related to participation in the NT WINDOWS show. Such increases were offset by a reduction in sales commissions due to the decrease in sales and a reduction in advertising expenses related to the Company's DSP OEM products.

General and administrative

     General and administrative expenses were $1,080,047 for the three months ended September 30, 1997 compared to $1,045,844 for the three months ended September 30, 1996. The increase of $34,203 or 3% related to an increase in legal expenses in conjunction with various projects related to the Company's ADSL product group and an increase in consulting expense related to certain compensation issues offset by a reduction in various expenses, most notably recruiting expense.

Research and Development

     Research and development expenses were $2,714,236 for the three months ended September 30, 1997 compared to $1,806,204 for the three months ended September 30, 1996, and increase of $908,032. Salaries and wages increased approximately $334,000 reflecting the hiring of additional engineers to meet internal product development demand related to Data Communications and the Communications Systems Group ("CSG"). Additionally, expenses related to outside contract labor increased by approximately $103,000 for certain research and development projects related to forward looking technologies.

Restructuring Charge

     In September 1997 the Company announced a reduction in workforce of 11 employees. Additionally, effective September 26, 1997, the Company terminated the employment agreement of Jeffrey Sasmor, its Vice Chairman and Secretary, and entered into a termination agreement with Mr. Sasmor. As a result of the reduction in workforce and Mr. Sasmor's termination agreement, the Company recorded a restructuring charge of $379,454, which reflects severance and related employee benefits payments, of which $143,072 was paid as of September 30, 1997.

Other Matters

     In January 1996 the Company formed a Communications Systems team to begin development of an ADSL carrier class product targeting the needs of major telecommunication and network service providers. To date, the team has developed Horizon, a carrier class product which is currently in laboratory environments at a certain network service provider. The Company's recent strategic decisions to focus on the Remote Access Server ("RAS") marketplace has led to the Company's announcing in August 1997 its intent to seek a buyer for the Horizon product and team. The ADSL carrier class product does not fit well into the Company's markets and customer base.
     The Company has incurred approximately $4.9 million in costs and expenses on a cumulative basis from January 1, 1996 through September 30, 1997, related to this product effort. For the nine months ended September 30, 1997, costs and expenses approximate $3.1 million for such product. The Company expects to incur approximately $1.0 million of costs and expenses in the fourth quarter of 1997 with respect to this product. The Company is currently in discussion with a number of companies concerning a purchase of the Horizon product and team, but no definitive sale agreement has been reached as of October 31, 1997.
     For the foregoing reasons, the Company incurred a net loss of $(3,971,722) for the three months ended September 30, 1997 compared to a net loss of $(1,765,142) for the three months ended September 30, 1996.

Nine months ended  September 30, 1997 as compared to nine months ended
----------------------------------------------------------------------
 September 30, 1996
 ------------------

Net sales

     Worldwide sales were $10,104,405 for the nine months ended September 30, 1997, an increase of $1,160,990 or 13% compared to worldwide sales of $8,943,415 for the nine months ended September 30, 1996. Domestic sales were $9,321,958 for the nine months ended September 30, 1997 compared to $ 7,606,663 for the nine months ended September 30, 1996. The increase in domestic sales for the nine months ended September 30, 1997 reflects increased shipments of the Company's T1-Modem and CTI Modem products offset by decreased shipments of various DSP OEM products. Export sales were $782,447 for the nine months ended September 30, 1997 compared to $1,336,752 for the nine months ended September 30, 1996.

Gross Profit

     Gross profit increased $168,441 or 4% to $4,528,272 for the nine months ended September 30, 1997 compared to $4,359,831 for the nine months ended September 30, 1996. Gross profit margin as a percentage of sales was 45% for the first nine months of 1997 compared to 49% for the first nine months of 1996. The decrease is the result of a shift in product mix from DSP OEM products to shipments of Data Communication products.

Sales and Marketing

     Sales and marketing expenses were $3,583,142 or 35% of sales for the nine months ended September 30, 1997 compared to $2,972,661 or 33% of sales for the nine months ended September 30, 1996. The increase of $610,481 reflects increased trade show expenses of approximately $253,000 relating to first time attendance at certain trade shows where the Company's RASCAL and ADSL DSLAM carrier class products were introduced. Advertising and marketing expenses increased by approximately $144,000 reflecting increased expenditures related to T1-Modem and RASCAL product lines.

General and Administrative

     General and administrative expenses increased by $52,051 from $3,158,795 or 35% of sales for the nine months ended September 30, 1996 to $3,210,846 or 32% of sales for the nine months ended September 30, 1997. The increase reflects higher salaries and benefits of approximately $238,000 related to seven new hires, along with approximately $98,000 of various operating expenses related to these hires. The nine months ended September 30, 1996 included approximately $284,000 of non-recurring severance expenses related to certain management personnel.

Research and Development

     Research and development expenses were $7,760,244 or 77% of sales for the nine months ended September 30, 1997 compared to $4,280,640 or 48% of sales for the nine months ended September 30, 1996. The increase of $3,479,604 reflects an increase of approximately $1,196,000 in salaries and related expenses reflecting an increase in engineers to meet the demands for internal product development in the data communication and CSG product groups. Additionally, outside contract labor expenses increased by approximately $935,000 for projects related to forward looking technologies.

Restructuring Charge

     In September 1997 the Company announced a reduction in work force of 11 employees. Additionally, effective September 26, 1997, the Company terminated the employment agreement of Jeffrey Sasmor, its Vice Chairman and Secretary, and entered into a termination agreement with Mr. Sasmor. As a result of the reduction in work force and Mr. Sasmor's termination agreement, the Company recorded a restructuring charge of $379,454, which reflects severance and related employee benefits payments, of which $143,072 was paid as of September 30, 1997.

Other Matters

     In January 1996 the Company formed a communications systems team to begin development of an ADSL carrier class product targeting the needs of major telecommunication and network service providers. To date, the team has developed Horizon, a carrier class product which is currently in laboratory environments at a certain network service provider. The Company's recent strategic decisions to focus on the RAS marketplace has led to the Company's announcing in August 1997 its intent to seek a buyer for the Horizon product and team. The carrier class product does not fit well into the Company's markets and customer base. Needham and Company is representing the Company in this effort.

     The Company has incurred approximately $4.9 million in costs and expenses on a cumulative basis from January 1, 1996 through September 30, 1997, related to this product effort. For the nine months ended September 30, 1997, costs and expenses approximate $3.1 million for such product. The Company expects to incur approximately $1.0 million of costs and expenses in the fourth quarter of 1997 with respect to this product. The Company is currently in discussion with a number of companies concerning a purchase of the Horizon product and team, but no definitive sale agreement has been reached as of October 31, 1997.

Liquidity and Capital Resources

     On June 12, 1997, the Company announced it had completed a $10 million credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides a five-year, $6.0 million term loan and a three-year, $4.0 million revolving credit facility ("Revolver"). The term loan provides for an immediate advance of $3.0 million and a second advance of $3.0 million upon achievement of any one of certain milestones such as profitability, net proceeds of at least $7 million from the sale of common stock, or achievement of a significant strategic partner relationship. The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. This Revolver can be increased to $7.0 million in the event that the Company achieves one of the milestones, but elects not to draw the second advance under the term loan. Additionally, the Revolver can be extended for two additional one-year periods. As of September 30, 1997, there was $3.0 million outstanding under the term loan and there were no outstanding advances under the Revolver. Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At September 30, 1997, the interest rate in effect was 11.66%. The interest rate in effect under the
Revolver  is based on the  prime  rate plus  2.50%.  Under  terms of the  credit agreement, the Company must maintain agreed upon levels of financial performance, including the maintenance of cash or cash equivalents on hand at all times of not less than $3.0 million during the fiscal year ending December 31, 1997 and $4.0 million during the fiscal year ended December 31, 1998 and $4.5 million thereafter.

     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

     In anticipation of possible noncompliance of certain financial covenants at December 31, 1997, Transamerica has given the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ending December 31, 1997, with the exception of the accounts receivable collection period for which the Company is and expects to be in compliance. Additionally, Transamerica has agreed to waive the minimum cash on hand covenant through December 31, 1998, which allows the Company to use all of its cash, as needed. Transamerica has reviewed the Company's Form 10-Q for the quarterly period ended September 30, 1997 and its forecasted balance sheets and statements of operations and cash flows dated October 16, 1997 for the fourth quarter of 1997 and calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurence of a material adverse event is remote.

     During the nine months ended September 30, 1997, there was a net increase in cash and cash equivalents of $430,779, including a net amount of $5,993,634 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. On June 13, 1997 the Company received gross proceeds of $3,000,000 under the above referenced term loan. At September 30, 1997, cash and cash equivalents amounted to $5,057,362. Working capital amounted to $6,686,867 at September 30, 1997 compared to $13,795,613 at December 31, 1996, a decrease of $7,108,746.

     Net cash used in operating activities for the nine months ended September 30, 1997 amounted to $8,343,606. The negative cash flow from operations was primarily the result of the Company's net loss of $10,125,992. Additionally, trade accounts payable and accrued expenses decreased by $1,090,228 reflecting lower shipments during the third quarter of 1997.

     Net cash provided by investing activities for the nine months ended September 30, 1997 amounted to $4,695,884. This included net proceeds of $5,993,634 from the maturity and subsequent sale of high quality government agency securities. Capital expenditures of $1,297,750 reflected purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing and also office furniture related to the Company's relocation of its CSG group to Piscataway, New Jersey in January, 1997.

     Net cash provided by financing activities for the nine months ended September 30, 1997 amounted to $4,078,501, reflecting a draw down of $3,000,000 under the Transamerica term loan and $1,078,501 in proceeds from the exercise of common stock options.

     The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing six months as the Company continues to execute its business strategy in the Remote Access market. There is no assurance that the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, proceeds from the sale of the Horizon product and team, borrowings under the existing Revolver, and the expected future cash flows from operations. In the event the Company is unable to liquidate its liabilities, planned operations will need to be scaled back. Continuance of the Company as a going concern is dependent upon the Company's ability to generate capital and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Impact of the Adoption of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company anticipates no material impact resulting from SFAS 128. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.


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


                                              Ariel Corporation
                                              ---------------------------------
                                              Registrant






                                              /s/ GERARD E. DORSEY
                                              ---------------------------------
                                              Gerard E. Dorsey
                                              Chief Financial Officer and
                                              Principal Accounting Officer

Date:  November 14, 1997



                                                                                                                        Exhibit 11
                                                              ARIEL CORPORATION
                                                  STATEMENT OF COMPUTATION OF PER SHARE AMOUNTS
                                                   For the Three Months and Nine Months Ended
                                                            September 30, 1997 and 1996


                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                      1997            1996                1997            1996
                                                                  -------------   -------------       --------------   ------------

Primary:

       Net loss for the  period                                    ($3,971,722)    ($1,765,142)        ($10,125,992)   ($5,501,660)
                                                                  =============   =============       ==============   ============

       Weighted average number of shares of common
          stock outstanding                                          9,179,201       8,813,487            9,139,023      7,660,248

       Shares issuable upon exercise of outstanding
          options and warrants                                               0               0                    0              0

       Shares assumed to be acquired in accordance
          with the treasury stock method                                     0               0                    0              0
                                                                  -------------   -------------       --------------   ------------

       Shares used in computing per share loss                       9,179,201       8,813,487            9,139,023      7,660,248
                                                                  =============   =============       ==============   ============

       Net loss per share                                               ($0.43)         ($0.20)              ($1.11)        ($0.72)
                                                                  =============   =============       ==============   ============


Fully Diluted:

       Net loss for the  period                                    ($3,971,722)    ($1,765,142)        ($10,125,992)   ($5,501,660)
                                                                  =============   =============       ==============   ============

       Weighted average number of shares of common
          stock outstanding                                          9,179,201       8,813,487            9,139,023      7,660,248

       Shares issuable upon exercise of outstanding
          options and warrants                                       2,454,621       1,329,515            2,191,339      2,482,754

       Shares assumed to be acquired in accordance
          with the treasury stock method                            (1,344,642)       (400,727)          (1,084,757)      (402,854)
                                                                  -------------   -------------       --------------   ------------

       Shares used in computing per share loss                      10,289,180       9,742,275           10,245,605      9,740,148
                                                                  =============   =============       ==============   ============

       Net loss per share                                               ($0.39)         ($0.18)              ($0.99)        ($0.56)
                                                                  =============   =============       ==============   ============