Form 10-Q/A
period 1997-06-30
ARIEL CORP
filed 1997-12-24
CIK 911167

                                        SECURITIES AND EXCHANGE COMMISSION

                                               Washington, DC 20549
                                        ----------------------------------

                                                     Form 10-Q/A

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

Part II.     Other Information
------------------------------

Item 4.  Submission of matters to a vote of Security Holders
         ---------------------------------------------------

         a.) The Company held its annual meeting of stockholders, through the solicitation of proxies, on June 13, 1997.

         b.) Robert Ranalli and Edward Horowitz were re-elected as directors at the meeting. Mesrs. Anthony Agnello, Harold Paul, Etienne Perold and Jeffrey Sasmor continued as directors.

         c.) In addition, the stockholders voted to amend the Company's 1995
             Stock Option Plan, increasing the number of shares authorized under the Plan from 600,000 to 1,200,000. The stockholders also voted to ratify the selection of Coopers & Lybrand, LLP as the Company's auditors for the fiscal year ending December 31, 1997.
             The voting totals were as follows:

           (i)  Election of Robert Ranalli

                For 7,609,280;  Against 0;  Withheld 455,050;

           (ii) Election of Edward Horowitz

                For 7,609,280;  Against 0;  Withheld 455,050;


           (iii)Amendment of 1995 Stock Option Plan

                For 2,672,514; Against 700,327; Abstain 48,300;
                Withheld 4,643,189;

           (iv)Proposal to ratify the appointment of Coopers & Lybrand, LLP as Independent Public Accountants for the Company for the fiscal year ending December 31, 1997

                For 8,045,675; Against 8,455; Abstain 10,200;



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


Date:  December 24, 1997

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

