Form 10-K
period 1997-12-31
ARIEL CORP
filed 1998-03-31
CIK 911167

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                      ----------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                        Commission file number: 0-25326

                               Ariel Corporation
            ------------------------------------------------------
            (exact name of registrant as specified in its charter)

                Delaware                                13-3137699
----------------------------------------   ------------------------------------
        (State of Incorporation)           (IRS employer identification number)

             2540 Route 130
          Cranbury, New Jersey                             08512
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 609-860-2900
                      -----------------------------------
                    (Telephone Number, including area code)

                 --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001
                         -----------------------------

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



Aggregate market value of voting stock held by non-affiliates of registrant as of March 13, 1998, $82,132,031

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 9,644,250 shares outstanding as of March 13, 1998.

Number of pages - 40
Exhibit Index - Page 20
Documents incorporated by reference: None.

Item 1.  Description of Business

General

         The Company, incorporated in 1982 in Delaware is a technology company that has historically had Digital Signal Processing ("DSP") as its core strength. DSP is an enabling technology driving the emergence of rapidly growing technology markets such as Internet Service Providers ("ISP") and Remote Access Server ("RAS") markets (see "Industry Background"). In August 1997, the Company announced its intent to focus on the RAS market opportunity through product offerings that provide high density and cost effective remote access data solutions for open system platforms. The Company's remote access products target open system servers spanning a broad range of applications including telecommuting, internet access and unified messaging. The RAS market is projected to grow from $2.5 billion in 1996 to over $8 billion by the year 2000 by International Data Corporation ("IDC"), a leading provider of information technology data, analysis and consulting services.

         Prior to 1996, the Company produced and sold DSP boards incorporating DSP processors developed by Texas Instruments, Inc. ("TI"), Motorola Inc., Lucent Technologies and Analog Devices Inc. ("ADI") that were designed to run on industry standard interfaces. The Company provided solutions to a customer's high-end DSP system needs either by the use of a company standard product, thereby reducing time-to-market, or by utilizing the Company's DSP expertise to custom design a DSP hardware and software solution. These products were marketed to Original Equipment Manufacturers ("OEM") and the U.S. Department of Defense through an internal sales force and independent sales representatives in the United States and through independent sales representatives and dealers internationally.

         Beginning in 1996, the Company commenced shipping its first product aimed at the Computer Telephony Integration ("CTI") market. This product, the CTI-modem, incorporated multiple standard DSP chips in a single Personal Computer ("PC") plug-in board and was targeted for the transaction processing market. To date, the majority of such shipments have been to one customer. During the third quarter of 1996, the Company began shipments of its T1-modem product, which provides up to thirty v.34 modems in a single ISA bus slot and is incorporated by OEMs in RAS systems. During the third quarter of 1997, the Company began shipments of its T1-Modem+ product which provides up to thirty 56 kbps modems in a single ISA bus slot.

         In January 1996, the Company formed a communications systems team to begin development of an Assymetrical Digital Subscriber Line, ("ADSL"), carrier class product targeting the needs of major telecommunications and network service providers. Over the past 18 months, the team developed Horizon, a ADSL carrier class product which is currently in laboratory environments at a certain network service provider and an independent telephone company began a service trial including the Horizon product in Wintrop, Maine in December 1997. In October 1996, the Company retained Needham and Company, Inc. ("Needham") as a financial adviser to contact prospective strategic marketing partners for purposes of developing a strategic marketing relationship with regard to the Company's ADSL product. The Company's recent strategic decision in August 1997 to focus on the RAS marketplace led to its announcement in November 1997 that it would seek a buyer for the Horizon product and team. The Horizon product does not fit well into the Company's markets and customer base. Needham is representing the Company in this effort.

         In May 1997, the Company introduced an open system networking solution called RASCAL that allows windows based NT servers manufactured by various PC OEMs to function as a remote access server. This product will be sold through the Company's internal sales force and value added resellers directly to end-users.

         For 1997, the Company reported sales of $13,201,916 and a net loss of $12,761,399 or $1.39 per share. Working capital amounted to $4,329,018, including cash and marketable securities of $2,645,864. For a more complete description of the results of operations please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, page 8.

Industry Background

         DSP is the conversion of signals - electrical representations of light, sound and other naturally occurring analog waveforms - into a stream of digital values (i.e., ones and zeroes) that may then be processed, manipulated, exchanged or stored by electronic systems in ways not possible when the signals are in analog form. DSP provides several processing advantages over analog technologies, including: (i) higher degrees of audio and video compression, resulting in greater storage and communication capacity; (ii) a greater ability to process and manipulate digital data, resulting in enhanced product performance; (iii) easier development and upgrades of multi-functional products through the use of reconfigurable software rather than dedicated analog hardware components; and (iv) the ability to provide a wide range of functions including integrated computer telephony, fax and data modems, voice mail, Internet access and CD quality audio in a single plug-in board that is upgradable over time. The Company believes that DSP's processing advantages over analog position DSP as an important technology for future generations of communications and consumer electronics products and personal computers, as well as emerging multimedia products. These advantages, combined with the declining cost of DSP chips, have resulted in significant growth in the uses of DSP.

Data Communications Market

         The Company believes that it offers the industry's highest density and most cost-effective remote access data solutions for open systems platforms. The Company's standard and custom remote access products target open systems servers spanning a broad range of applications, including telecommuting, Internet access, corporate Intranet access, on-line services, transaction processing, and unified messaging. The company's RASCAL and T1-Modem product families are remote access and modem pool solutions providing ISDN and 56-kbps modem remote access.


General Purpose DSP Board Market and Applications

         DSP technology has been applied in a wide range of commercial and defense applications that often require the processing power of multiple DSP chips. Multiprocessing is often required in specialized applications such as medical imaging, instrumentation, professional audio, telecommunications, and defense electronics. The Company's multiprocessing DSP products enable signal-processing tasks to run concurrently on a low-cost computer platform. The Company will continue to sell and support such products to its existing customer base, but does not plan to expend significant research and development efforts on future products for this market.


Products

         The Company currently offers a number of DSP hardware and software products. They include:

Data Communications Products

         CTI-Modem. CTI-Modem currently provides sixteen V.32 modems in a single ISA slot and supports both MVIP and SCSA protocols. CTI-Modem runs on the Company's DC-5 product which implements multiple DSP's on a single ISA plug in board. Coordination and control of simultaneous modem tasks running on multiple processors is managed by AT&T's VCOS operating system running on the DC-5 board. In addition, the Company has developed a modem API (Application Programing Interface) to ease the task of software integration. The Company believes that CTI-Modem addresses the requirements of the transaction processing markets.

         T1-Modem+. T1-Modem+ provides a thirty V.90 modem port solution in a single ISA slot for network OEMs. T1-Modem+ provides sixteen, twenty-four or thirty K56FLEX modems in a single ISA bus slot for network OEMS. The Company believes that T1-Modem product line addresses the requirements of the RAS market place.

     RASCAL(TM) is an easy to install PC-board set that enhances any existing Windows NT-based server with a complete departmental remote access solution. RASCAL includes up to sixty 56-kbps digital modems and a single or dual PRI/T1 or E1 digital telephony interface providing the lowest cost per port available. The Company believes RASCAL RS1000 addresses the installed base of Windows based servers that are currently not RAS capable.


DSP OEM Products

         Hydra Series VME Boards. The Hydra series comprises VMEbus DSP boards based on two, four or eight TI TMS320C4x DSP chips. The Company believes that Hydra is well-suited to large processing tasks that require multiple DSP chips in an industrial or defense environment.

         PC-Hydra. PC-Hydra, first introduced in August 1994, is a modular version of Hydra for the PC ISA bus. Based on industry-standard TIM-40 modules, PC-Hydra can be configured with one to eight 60 Mhz TMS320C4x DSP chips. Its modular architecture eases upgrading to newer technologies, as available.

         Hammer Head V200. Hammer Head V200 was introduced in March 1997. It is a SHARC VME bus board equipped with six 40-MHZ SHARC floating point digital signal processors. The Hammer Head V200 also features two open I/O based board access sites based on Ariel's Open Hardware Architecture ("OHA"). The two sites enable designers to take advantage of off-the-shelf radar and sonar I/O modules. Hammer Head V200 is based on Analog Devices 40-MHZ ADSP210260 and 21062 DSPs.


Manufacturing and Quality Control

         The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing the Company to focus resources on product research and development, marketing and sales, and customer support. The Company's internal manufacturing operations consist primarily of production of prototypes, test engineering, materials purchasing and inspection and quality control. In 1996, the Company began implementation of a full turnkey system on its high volume product lines. The procurement of components, assembly, testing and quality control of these printed circuit board assemblies is coordinated through a limited number of high quality contract manufacturers. The Company believes that such manufacturers are able to meet the Company's needs by reducing working capital requirements, producing high quality products and allowing the Company to focus its efforts on design rather than production. The Company monitors the performance and quality of the work performed by its outside contractors by using the Company's internal quality assurance procedures and by making regular visits to manufacturing facilities.

         The Company purchases DSP chips and certain other components from Lucent Technologies, Rockwell International, Inc., Motorola Inc., TI, and ADI, each of which manufacturers and is the sole supplier of DSP chips upon which specific products have been developed. The Company does not have a long-term agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining supplies or manufactured products, any reduction or interruption in supply or manufacturing from these third-party contractors would adversely affect its ability to continue to deliver its products.

         The Company intends to implement procedures necessary to satisfy the requirements for ISO-9000 certification. These procedures apply to design, procurement, production, inspection, testing, sales, technical assistance and maintenance. The Company currently does not have ISO-9000 certification for its products, but will evaluate in 1998 the feasibility of receiving certification during calendar year 2000. The Company believes that obtaining ISO-9000 certification will improve its ability to successfully compete in the European Union Countries since a growing number of potential customers in that region are demanding that their suppliers be ISO-9000 certified.



Sales, Marketing and Customers

     The Company markets its product in the United States primarily through a direct sales force and through independent sales representatives. The Company recently hired a Vice President-Sales with over 20 years experience selling data communications products. Additionally, a sales manager has been hired for territorial coverage in Nashville, Tennessee. Internationally, the Company sells its products through value added resellers and distributors in Europe, Israel and the Far East and maintains a sales office for one salesman in Berlin, Germany. The Company also maintains regional sales offices in San Diego and an office for a sales manager in England.

         The Company's direct sales force has historically targeted high-volume system integrators and OEM customers. An OEM customer who wishes to incorporate DSP technology into an end product can either design the DSP sub-system internally or purchase the sub-system from a third party such as the Company. The decision whether to buy is often driven by time-to-market and cost considerations. The RASCAL product is the Company's first end-user product. Up to now, the Company's products offerings have been components in an OEM product.

         The Company obtains most new sales prospects through advertising, existing customers, strategic relationships and trade show participation. Principal marketing activities include display advertising in trade publications, direct mail, trade show participation and a home page on the World Wide Web.

         The Company markets its products to Fortune 500 companies, research laboratories, computer instrumentation companies and numerous branches of U.S. and foreign governments. In 1995, sales to AVID Technology, Inc. accounted for approximately 14% of the Company's sales and in 1996, sales to Corsair Inc. accounted for approximately 32% of the Company's sales. In 1997, sales to Corsair and Cabletron Inc., accounted for approximately 19% and 11%, respectively, of the Company's total sales. All outstanding purchase orders for Corsair were completed during the first calendar quarter of 1997.


Product Research and Development

         The Company has continued to focus its research and development efforts on data communication products targeting the RAS and ISP markets. The Company's ongoing product development activities also include the enhancement of current products, the adaptation of third-party technologies to its products and the development of new product options and features. From time to time, the Company has employed consultants to perform certain research and development functions. The Company has continued this practice in 1997 as a means of augmenting its internal research and development capabilities.

         The Company incurred $9,312,937 (71% of sales) in research and development expense for 1997, net of a $750,000 payment received from TI for non-recurring engineering expense related to a cooperative and licensing agreement signed on September 12, 1998 (see "Intellectual Property"). This compared to $6,860,665 or 53% of sales in 1996 and $2,482,561 or 26% of sales in 1995.

         The Company believes that the timely enhancement of its existing products and development of new products are critical to maintaining its competitive position. The Company's ongoing product development activities also include the adaptation of third-party technologies to its products and the development of new product options and features. The Company is currently focusing its research and development efforts on data communications products aimed at the RAS market. It also continues to fund research and development for the Horizon product line, but is actively seeking a buyer for this product line.



Intellectual Property

         The Company believes its success is dependent, in part, on proprietary technology. The Company seeks to maintain the proprietary nature of its technology by several methods. First, substantially all of the Company's hardware products contain security codes which deter duplication by third parties. Second, the Company copyrights certain aspects of its products. Third, the Company generally enters into confidentiality agreements with its employees and with third parties requiring access to Confidential Information and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. Since the Company does not actively pursue patent protection on its products and does not hold patents on any of its current products, in the event competitors are able to create substantially similar or duplicate products, the Company will not be able to avail itself of the protection afforded by the patent laws.

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

         On May 2, 1995, the Company obtained a two year license to port AT&T's VCOS software for use with the Company's products running under the UNIX, OS/2, Windows NT and Apple OS operating systems. During the term of the license, and for a period of one year thereafter, AT&T agreed not to compete with the Company by using ported versions of VCOS. Any ownership of ported versions of VCOS remains with AT&T. In March, 1996, the Company and AT&T Corp. executed an amendment to such agreement to extend the term for an additional five years, through March 2001.

         On September 12, 1997, the Company announced it had signed a five year cooperative development and licensing agreement with TI. Under terms of the agreement, the Company was to participate in the development of products that incorporate the Company's proprietary software into DSP products to be sold by TI. The Company received an initial fee of $750,000 for its non-recurring expenses, which is accounted for as an offset to research and development expense for the three months and year ended December 31, 1997. Effective February 1998, the Company terminated this agreement for convenience, as stipulated in the agreement.


Backlog

         Firm backlog shippable within a twelve month period was approximately $7.2 million at December 31, 1997, compared to approximately $6.1 million at December 31, 1996. The Company's order trend is characterized by delivery cycles that date from several days to quantities deliverable over several months. Accordingly, a substantial portion of sales in each fiscal quarter are derived from backlog at the beginning of such quarter. Customers may revise scheduled delivery dates or cancel orders. Additionally, on January 20, 1998, the Company received a $2.6 million purchase order from Cabletron for its T1-Modem+ product deliverable over a four month period commencing February 1, 1998. Also, in January 1998, the Company commenced shipping its T1-Modem+ product to Compaq Computer Corporation.



Competition

         The Company competes in its markets based upon price/performance advantages offered by a number of its products, certain product features and its ability to meet customer delivery requirements on a timely basis. Many of the Company's competitors have substantially greater financial resources, larger research and development and sales staffs and greater name recognition than the Company. The primary competition for Company products are engineering and manufacturing departments within OEMS, third party RAS manufacturers and third party modem board manufacturers.

     There is no assurance that the Company will be able to compete successfully or develop competitive products in the future. The Company believes it has substantially strengthened its competitive position in the data communications marketplace with the introduction of the T1-Modem, T1-Modem+ and RASCAL products, and its recently executed OEM agreement with Compaq Computer Corporation.


Employees

     As of December 31, 1997, the Company had 116 employees, including 3 part-time employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage.


Item 2.  Properties

         The Company maintains office and light assembly space comprising approximately 30,000 square feet at 2540 Route 130, Cranbury, New Jersey pursuant to a lease, expiring January 2001, at an annual rental of approximately $387,600. The Company has two five-year options to renew the lease at fair market value. The Company also maintains a branch office in San Diego, California and regional sales offices in San Diego, California, Nashville, Tennessee, and Berlin, Germany and a regional marketing office in Santa Barbara, California.

         In December 1996, the Company leased 11,740 square feet in Piscataway, New Jersey for office and laboratory use related to the Horizon product development efforts. In December 1997, the Company exercised its option to lease an additional 4,500 square feet under the same terms and conditions. The combined lease expires in December 2001 and has an annual rental of approximately $343,660. The Company has two five year options to renew the lease at fair market value.

Item 3.  Legal Proceedings

         None.



Item 4.  Submission of Matters to a Vote of Security Holders.

         None.



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     From January 24, 1995 to December 7, 1995, the Company's common stock and warrants have been traded principally on the NASDAQ SmallCap Market and also on the Boston Stock Exchange ("BSE"). Effective December 15, 1995, the Company's common stock and warrants began trading on NASDAQ National Market ("NASDAQ"), and ceased trading on the BSE. Effective June 28, 1996, subsequent to a call of the warrants, all warrants were either exercised or expired, and trading in the warrants terminated. The following table sets forth the high and low closing prices for the Company's common stock during the periods indicated:



                                             High     Low
         1996
         1st Quarter                         11       7 1/8
         2nd Quarter                         18       7
         3rd Quarter                         12 7/8   6 1/4
         4th Quarter                         14 1/4   9 1/8

         1997
         1st Quarter                         13 3/4   6 3/8
         2nd Quarter                          8 7/8   5 1/8
         3rd Quarter                          9 5/16  6 3/8
         4th Quarter                          8 5/8   5 1/4

         1998
         January 1 through March 13          11 1/2   5 3/8


The following table sets forth the high and low prices for the Warrants during the period indicated:


         1995                                High     Low
         January 25 through March 31         2 1/4    1 3/8
         2nd Quarter                         2 1/4    1 3/8
         3rd Quarter                         3 7/8    1 11/16
         4th Quarter                         7 5/8    3 1/8

         1996
         1st Quarter                         7 1/2    3 3/4
         April 1 through June 28             14 1/4   3 13/16

         On March 13, 1998, the closing price of the Company's common stock was $9.375.

         There were approximately 81 shareholders of record as of March 13, 1998, excluding beneficial owners whose securities are held in street name which the Company approximates at 2,700.

Dividend Policy

         No dividends have been declared on the Company's common stock through March 13, 1998 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

Item 6.  Selected Financial Data

         The Selected Financial Data of the Company, at and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's audited financial statements, which were audited by Coopers & Lybrand L.L.P., independent accountants. The report of Coopers & Lybrand L.L.P. with respect to the financial statements at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 appear elsewhere in this Form 10-K.

     The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," and the Financial Statements of the Company and the accompanying notes included elsewhere in this Form 10-K.


                                                  1997            1996           1995           1994           1993
------------------------------------------- ----------------- -------------- -------------- -------------- -------------
Statements of Operations Data:
Sales                                          $  13,201,916   $ 13,030,637   $  9,515,433   $  6,865,249    $5,805,711
Operating costs and expenses                      26,288,153     22,576,475     12,935,571      8,356,429     6,225,905
Operating loss                                  (13,086,237)    (9,545,838)    (3,420,138)    (1,491,180)     (420,194)
Net loss                                        (12,761,399)    (8,801,457)    (3,232,401)    (1,456,473)     (385,102)
Net loss per basic and diluted share                  (1.39)         (1.10)          (.68)          (.47)         (.12)
------------------------------------------- ----------------- -------------- -------------- -------------- -------------
Balance Sheet Data:
Cash, cash equivalents, and marketable            $2,645,864    $10,625,960    $13,979,009       $313,189    $1,375,850
securities
Working capital                                    4,329,018     13,795,614     16,084,594        844,478     2,129,919
Equipment, net                                     2,382,645      2,036,897        567,941        441,141       361,113
Total assets                                      11,121,667     20,103,064     18,932,434      3,010,579     3,838,518
Long-term debt                                     2,367,147            ---            ---            ---           ---
Stockholders' equity                               5,133,213     16,198,896     16,989,104      1,015,913     2,511,916




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis below should be read in conjunction with the financial statements of the Company and the accompanying notes set forth on pages F-1 through F-18.

         The following discussion of the Company's financial condition and results of operations includes certain forward looking statements. All forward looking statements contained in this 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, the words "expects," "intends," "plans," "believes," "hopes" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements represent the Company's judgment as of the date hereof. The Company's actual results may differ materially from the results discussed herein. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's 10-K and from time to time in other reports and filings. The Company disclaims any intent or obligation to update these forward looking statements.

Overview

     The Company was founded in September 1982 to design, manufacture and market digital signal processing hardware and software products. Prior to 1993, the Company devoted substantially all of its resources to supporting DSP chip vendors and DSP users by providing hardware and software development tools to applications developers. From 1993 to mid-1995, the Company directed its sales, marketing and product development efforts towards the DSP OEM market. In mid-1995, the Company began development of the CTI-Modem product targeting the CTI market and commenced shipments in 1996. During the third quarter of 1996, the Company began shipments of its T1-Modem product and during the third quarter of 1997, began shipments of the Company's T1-Modem+ product which targets the RAS markets. In 1997, the Company introduced its open systems network solution product called RASCAL and its first Horizon product. The Company, which had been generally profitable since inception, began to incur losses in 1993 and incurred net losses of $12,761,399, $8,801,457, and $3,223,401 for calendar years 1997, 1996 and 1995, respectively.

Results of Operations

         The following table sets forth certain Statements of Operations data as a percentage of sales for the periods indicated.

                                               For the Years Ended December 31,
                                               --------------------------------
                                               1997          1996         1995
                                               ----          ----         ----
Sales                                          100.0%       100.0%       100.0%
Cost of goods sold                              56.9         51.8         48.5
                                               -----        -----        -----
Gross profit                                    43.1         48.2         51.5

Sales and marketing expenses                    36.9         33.3         30.7
General and administrative expenses             31.9         35.5         30.6
Research and development expenses               70.5         52.6         26.1
Restructuring charge                             2.9          --           --
                                               -----        -----        -----

       Loss from operations                    (99.1)       (73.2)       (35.9)
Other, net                                       2.4          5.7          2.0
                                               -----        -----        -----

      Loss before income tax benefit           (96.7)       (67.5)       (33.9)
Income tax benefit                               --           --           --
                                               -----        -----        -----

     Net loss                                  (96.7)%      (67.5)%      (33.9)%
                                               =====        =====        =====


Year Ended December 31, 1997 Compared to December 31, 1996

         Worldwide sales were $13,201,916 for 1997, an increase of $171,279 or 1.3% from $13,030,637 for 1996. Domestic sales for 1997 were $12,035,000 compared to $11,476,056 for 1996, an increase of $558,944 or 4.9%. This increase in domestic sales for 1997 reflects increased shipments of the Company's T1-Modem and CTI-Modem products offset by decreased shipments of various DSP OEM products. During the past twelve months, the Company has focused its sales and marketing efforts on the rapidly growing remote access market in conjunction with its data communications products. Export sales were $1,166,916 for 1997 compared to $1,554,581 for 1996. The decrease is a result of lower export sales to certain DSP OEM customers in the audio and medical industries.

         Gross profit decreased to $5,695,639 for 1997 compared to $6,277,608 for 1996. Gross profit margin decreased from 48.2% for 1996 to 43.1% for 1997. The decrease in margin reflects the shift in product mix from higher margin DSP OEM products to lower margin data communications products. Initially, the cost to the Company to produce data communications products through its outside contract manufacturer is higher due to small volumes. The Company expects to lower its materials costs related to such products through volume discounts and competitive bidding. Sales to OEMs typically yield lower gross margins, but such lower margins are somewhat offset by lower advertising and marketing expenses due to the direct sales channel.

         Sales and marketing expenses were $4,881,107 or 37% of sales for 1997 compared to $4,341,151 or 33.3% of sales for 1996. The increase of $539,956 reflects increased trade show expenses of approximately $263,000 relating to first time attendance at certain trade shows where the Company's T1-Modem+ and Horizon products were introduced. Additionally, marketing expenses increased by approximately $105,000 reflecting initial promotional expenses incurred for the Company's RASCAL product line. Salaries and related benefits increased by approximately $86,000 reflecting the addition of a Vice President of Sales in July 1997 and a change in the mix of the direct sales force to a more experienced data communications background. Recruitment expenses increased by $95,000 as a result of the change in the direct sales force. Advertising expenses decreased by approximately $135,000 reflecting a decrease in DSP OEM advertising over the second half of 1997.

         General and administrative expenses were $4,208,378 or 31.9% of sales for 1997 compared to $4,621,630 or 35.5%, a decrease of $413,252 from 1996.
Included in general and administrative expenses for 1996 was non-recurring severance expense of approximately $284,000 with respect to certain management personnel and relocation costs of approximately $142,000 related to an officer of the Company. Recruitment expense decreased by approximately $80,000 in 1997 reflecting a decrease in fees paid to recruiters and for recruitment print advertising.

         Research and development expenditures were $9,312,937 or 70.5% of sales for 1997 compared to $6,860,665 or 52.6% of sales for 1996, an increase of $2,452,272. Offsetting such expense is a payment of $750,000 received from TI for non-recurring engineering expenses in conjunction with a Cooperative and Licensing Agreement signed on September 12, 1997. The Company subsequently terminated this agreement on February 19, 1998. Salaries and related expenses increased by approximately $1,394,000 reflecting an increase in engineers to meet the increased demands for internal product development in the data communications and Horizon product groups. Additionally, outside contract labor increased by approximately $329,000 related to projects for Horizon and data communications products offset by a decrease in DSP OEM projects of approximately $61,000. Depreciation expense increased by approximately $220,000 reflecting depreciation of leasehold improvements for the Piscataway office space and a higher rate of depreciation rate related to the increase in capital equipment for engineers. The Company anticipates that the level of research and development spending will decrease during 1998 due to a combination of the discontinuance of certain projects and either the sale, spin-off, or shut-down of the Horizon product group by June 30, 1998.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Worldwide sales were $13,030,637 for 1996, an increase of $3,515,204 or 37% from $9,515,433 for 1995. Domestic sales for 1996 were $11,476,056 compared to $7,578,844 for 1995, an increase of $3,897,212 or 51.4%. This increase is the result of increased shipments of certain DSP OEM products as well as first time shipments of the Company's T1-Modem product to certain telecommunication customers. Export sales were $1,554,581 for 1996 compared to $1,936,589 for 1995. The decrease of $382,008 is a result of lower shipments in 1996 to a user of DSP boards in the audio industry. Corsair accounted for 32% of total sales for 1996.

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

     General and administrative expenses were $4,621,630 or 35.5% of net sales for 1996 compared to $2,914,835 or 30.6% for 1995. An increase of $1,706,796 or 58.6%. Salaries and wages increased by approximately $459,000 reflecting non-recurring severance expense of $284,000 related to certain management personnel and the addition of human resource and accounting managers. Recruitment expenses increased by $256,000 reflecting placement fees for certain staff positions and recruitment print advertising in major cities for engineers and support staff. Relocation expense increased by $171,000 reflecting the relocation of a senior executive to our corporate office and the closing of the Company's liaison office in Paris, France. Rent expense increased by $290,000 reflecting principally the Company's occupancy of its 30,000 square foot corporate headquarters in January 1996. Legal fees increased by $131,000 due primarily to increased activity in licensing and labor law and OEM agreements. Investor relations expense increased by $191,000 reflecting increased listing fees associated with the Company's listing on the NASDAQ, and a significant increase in investor relations activity related to financial public relations.

     Research and development expenditures were $6,860,665 or 52.6% of sales for 1996 compared to $2,482,561 or 26.1% of sales for 1995, an increase of $4,378,104. Salaries and wages increased to $1,278,000 reflecting a significant increase in hiring of engineering staff to meet the demand of internal product development in both the CTI and Horizon product groups. Additionally, the Company incurred increased consulting expenses of $1,486,000 related to certain product development provided for CTI and Horizon.

         For the foregoing reasons, the Company incurred a net loss of $8,801,457 for 1996 compared to a net loss of $3,233,401 for 1995.

Liquidity and Capital Resources

         On June 12, 1997, the Company announced it had completed a $10 million credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides a five-year, $6 million term loan and a three-year, $4 million revolving credit facility ("Revolver"). Upon closing, the Company took down $3 million under the term loan. Further advance of up to $3 million can be extended upon achievement of any one of the following milestones; positive (greater than 0) operating profit and net income from continuing operations for the most recently ended fiscal quarter; receipt by the Company of at least $7 million from the issuance and sale of shares of its capital stock; or the Company shall have received net proceeds of at least $7 million from the sale of the Horizon product line and team; or the Company shall have entered into a significant joint venture with TI as a result of which, the Company's research and development expenses would be reduced and the Company's revenues and profits increased as reasonably determined by Transamerica; or the Company shall have entered into such other agreement or consummated such other transaction and as a result thereof, the Company's research and development costs will be materially reduced and the Company's revenues and profits materially increased as reasonably determined by Transamerica. As of December 31, 1997, the Company had not achieved any of the above milestones, and it is unlikely that the Company will achieve the last two milestones in the foreseeable future. The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. As of December 31, 1997, the Company could have borrowed approximately $2.4 million under this Revolver. This Revolver can be increased to $7.0 million in the event that the Company achieves one of the milestones, but elects not to draw the second advance under the term loan. Additionally, the Revolver can be extended for two additional one-year periods. As of December 31, 1997, there was $2,967,147 outstanding under the term loan and there were no outstanding advances under the Revolver. Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 1997, the interest rate in effect was 11.66%. The interest rate in effect under the Revolver is based on the prime rate plus 2.50%.

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

         In anticipation of noncompliance of certain financial covenants at December 31, 1997, Transamerica gave the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ended December 31, 1997, with the exception of the accounts receivable collection period for which the Company was in compliance as of December 31, 1997. Such waived covenants are as follows: minimum tangible net worth of $10 million as of December 31, 1997; minimum gross profit margin of 45% for the fiscal year ended December 31, 1997; a maximum operating loss percentage of (30%) for the fiscal year ended December 31, 1997; and a net loss before taxes percentage of (30%) for the fiscal year ended December 31, 1997. The Company was not in compliance with such covenants as of December 31, 1997.

         In anticipation of non-compliance with certain of the covenants, the Company has obtained an additional waiver from Transamerica of selected covenants and/or revised covenants for the terms of the debt agreement. The covenants that were waived for fiscal year 1998 are as follows: tangible net worth, operating profit percentage and net income before taxes percentage. In addition, the credit agreement also amended some of the financial covenants as follows: gross profit margin was amended to 35% from 50% for the fiscal years ended December 31, 1998 and thereafter; operating profit percentage was amended to 7.5% from 20% for the fiscal years ended December 31, 1999 and thereafter; and net income before taxes was amended to 5% from 15% for the fiscal years ended December 1999 and thereafter. Transamerica also amended the debt agreement to delete the cash on hand covenant, which allows the Company to use all of its cash, as needed. Transamerica has reviewed the Company's forecasted balance sheets and statements of operations and cash flows dated March 20, 1998 for the calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurrence of a material adverse event is remote.

         On February 19, 1998, the Company announced it had completed a $2 million bridge loan ("Loan") with Transamerica. This facility provided for a single advance which was provided to the Company on February 19, 1998. This loan matures on the earliest of: 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the Loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Loan; or, 4) the second advance to the Company of $3.0 million under the term loan. The interest rate under the Loan is the higher of (i) the prime rate, or, (ii) the 90 day dealer commercial paper rate. The Loan is subject to the existing $10 million credit facility loan and security agreement, including all terms and conditions and affirmative and negative covenants.

         During the year ended December 31, 1997, there was a net decrease in cash and cash equivalents of $1,980,719, including a net amount of $5,993,634 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. On June 13, 1997 the Company received gross proceeds of $3,000,000 under the above referenced term loan. At December 31, 1997, cash and cash equivalents amounted to $2,645,864. Working capital amounted to $4,329,018 at December 31, 1997 compared to $13,795,614 at December 31, 1996, a decrease of $9,466,596.

         Net cash used in operating activities for 1997 amounted to $10,581,713. The negative cash flows from operations was primarily the result of the Company's net loss of $12,761,399, partially offset by a decrease in accounts receivable of $1,890,631 reflecting lower sales in the fourth quarter of 1997 compared to the fourth quarter of 1996.

         Net cash provided by investing activities for 1997 amounted to $4,549,577. This included net proceeds of $5,993,634 from the maturity and subsequent sale of high quality government agency securities. Capital expenditures of $1,444,057 reflected purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing and also office furniture related to the Company's relocation of its Horizon group to Piscataway, New Jersey in January 1997.

         Net cash provided by financing activities for the year ended December 31, 1997 amounted to $4,051,417, reflecting proceeds of $3,000,000 received as a result of the Transamerica term loan and $1,084,970 in proceeds from the exercise of common stock options.

     The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the first six months of 1998 as the Company continues to execute its business strategy in the RAS market. The Company is current on all its obligations, however, there is no assurance that the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company will require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, borrowings under the existing Revolver. In the event the Company is unable to generate sufficient cash flow from product sales, equity financings and borrowings under the Revolver planned operations will need to be scaled back and the Company may be unable to liquidate its liabilities on a timely basis. Continuance of the Company as a going concern is dependent upon the Company's ability to generate capital in the short term and attain profitable operations. If the Company is able to meet its projected increased levels of new product sales of at least $27 million for fiscal 1998 and attain profitability and is able to raise a minimum of $5 million from an equity offering, the Company believes it will be able to continue as a going concern through December 31, 1998. If the increased levels of sales and profitability are not met, the minimum amount needed to be raised from an equity offering will have to be greater than $5 million for the Company to continue as a going concern. The Company recently commenced discussions with potential underwriters concerning the possibility of an additional equity offering. While there can be no assurances that an equity offering will be completed, the Company hopes to close an offering during the third quarter of 1998. The ability to complete an equity offering will be dependent upon market conditions and the financial condition of the Company at that time. The financial statements do not included any adjustments that might result from the outcome of these uncertainties. The Company's present capital resources are expected to provide sufficient capital through September 30, 1998 before an additional infusion of capital is required.

         During 1996, there was a net decrease in cash and cash equivalents of $9,352,426, of which a net amount of $5,930,544 was used to purchase marketable securities, resulting in a year-end cash balance of $4,626,583.

         Net cash used in operating activities for 1996 was $9,153,539. The negative cash flow from operations was the result of the Company's net loss of $8,801,457 for the year ended December 31, 1996. Additionally, accounts receivable increased by $1,874,607 reflecting increased sales volume during the fourth quarter of 1996, and specifically in the month of December 1996. Inventories increased by $1,312,492 as a result of the Company's decision to order key raw material components in ample quantity to meet anticipated demand of its CTI T1-Modem product which began shipping during the third quarter of 1996. Net cash used in operating activities for 1995 was $5.1 million. The negative cash flow from operations was due primarily to a loss of approximately $3.2 million and an increase in inventory of approximately $1.2 million in anticipation of meeting increased customer demand on a timely basis. In addition, accounts receivable increased by approximately $745,000 reflecting the significant increase in sales for 1995.

         Net cash used in investing activities for 1996 amounted to $8,005,951 reflecting a net amount of $5,930,544 used to purchase high quality government agency securities with maturities greater than three months, and $2,081,407 reflecting purchases of computer and peripheral equipment to support the increase in engineering and professional staff and purchase of the equipment and leasehold improvements related to the Company's relocation to a larger facility in January 1996. Net cash used in investing activities for 1995 included approximately $437,000 in capital expenditures which was used primarily for the acquisition of computer hardware for engineering and professional staff added in 1996.

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

Adoption of Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full-set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. The Company is currently considering the various presentation options of SFAS No. 130.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers, SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. The Company is in the process of evaluating the disclosure requirements.

Readiness for Year 2000

          The Company has analyzed the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material costs or material adverse effect on its business operations or products.

Item 8.  Financial Statements and Supplementary Data.

         See Financial Statements beginning on page F-1.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.



Item 10.  Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act.



         The following sets forth certain information regarding the Company's executive officers and directors. Except as otherwise set forth herein, executive officers serve at the discretion of the Board of Directors.



              Name                       Age                                      Position
Anthony M. Agnello                       48          Chairman of the Board of Directors, Chief Executive Officer
Brian A. Hoerl                           43          President and Chief Operating Officer
Gerard E. Dorsey                         51          Senior Vice President - Finance and Chief Financial Officer
Jeffrey M. Sasmor                        47          Director (Resigned March 2, 1998)
Edward D. Horowitz                       50          Director
Harold W. Paul                           49          Director
Etienne A. Perold                        42          Director
Robert J. Ranalli                        60          Director
Theodore J. Coburn                       43          Director


         Anthony M. Agnello co-founded the Company in 1982 and has served as Chairman of the Board and Chief Executive Officer. He also held the title of President from 1988 until September 17, 1996.

         Brian A. Hoerl was appointed President and Chief Operating Officer effective September 17, 1996. He had served as Vice President of Sales since November 1993. From December 1991 through October 1993, he was the Northeast District Sales Manager for Spectron Microsystems, Inc., a California-based manufacturer of DSP operating systems.

         Gerard E. Dorsey joined the Company in April 1995. From December 1990 until September 1994, he was President, Chief Executive Officer and Chief Financial Officer of Information Management Technologies Corporation, a provider of information and facilities management services. From August 1987 until December 1990, he was Corporate Treasurer of Loral Corporation.

         Jeffrey M. Sasmor served as Vice President and Director of the Company since 1987. He was appointed Secretary effective June 18, 1996 and Vice Chairman of the Board of Directors on February 27, 1997. Effective September 26, 1997, the Company entered into a termination of employment agreement with Mr. Sasmor. (See "Employment Agreement"). In March 1998, Mr. Sasmor resigned as a member of the Board of Directors of the Company.

         Edward D. Horowitz has been a Director of the Company and a member of the Audit Committee since August 1995. From 1989 to 1996, Mr. Horowitz was employed by Viacom International Inc., most recently as Senior Vice President -- Technology. He was also the Chairman and Chief Executive Officer of Viacom Interactive Media, and is a Director of Star Sight Telecast. Effective January 1997, Mr. Horowitz became Executive Vice President of Advanced Development of CitiCorp.

         Harold W. Paul has been a Director of the Company since June 1995 and was appointed Secretary in March 1998. For more than five years, Mr. Paul has been a partner at Berger & Paul, L.L.P., a New York law firm specializing in securities matters.

         Etienne A. Perold has been a Director of the Company since August 1995 and a member of the Compensation Committee from August 1995 to March 1998. For more than five years Mr. Perold has been a management consultant specializing in the area of organizational communication and leadership development.

         Robert J. Ranalli has been a Director of the Company and a member of the Audit Committee since August 1995 and a member of the Compensation Committee since March 1998. Mr. Ranalli served as President of AT&T Consumer Services from 1984 until his retirement in 1994, and three year terms each as Chairman of the Board for AT&T Universal Card Services and AT&T Transtech Services.

         Theodore J. Coburn was appointed a Director of the Company and a member of the Compensation and Audit Committees of the Board of Directors in March 1998. Mr. Coburn is a co-founder and principal in Brown, Coburn & Co., an investment banking service company founded in 1994. Mr. Coburn was a managing director of Merrill Lynch's Capital Markets Group from 1982 to 1986 and head of the Global Equity Transactions Group for Prudential Securities from 1986 to 1990. Mr. Coburn is a member of the Board of Directors of Nicholas - Applegate Fund, Inc.; the Emerging German Fund; Moovies Inc. and Measurement Specialties, Inc.

         The Company's Board of Directors is composed of six directors. The Board of Directors are divided into three classes and the members of each class are elected at the annual meeting of the stockholders held in the year in which the terms for that class expire, as follows: Messrs. Ranalli and Horowitz are Class 1 Directors, with terms expiring in 2000; Mr. Perold is a Class II Director, with a term expiring in 1999; and Messrs. Agnello, Paul and Coburn are Class III Directors, with terms expiring in 1998. The incumbent Board serves as a nominating committee for new directors.

         Mr. Agnello is a full-time employee who does not receive additional renumeration for serving as a director. In 1995, the Company compensated outside (i.e. non-employee) directors by issuing options to purchase 30,000 shares of common stock to Mr. Paul, options to purchase 10,000 shares of common stock to Mr. Perold, and options to purchase 50,000 shares of common stock to each of Messrs. Horowitz and Ranalli. In 1996, the Company granted 36,000 options from the 1996 Directors Plan to Mr. Perold - 12,000 per year, for his continued services as a director through the 1999 Annual Stockholders Meeting. In 1997, the Company granted Messrs. Ranalli and Horowitz 25,000 options each for each year he serves on the Board. On March 2, 1998, the Company granted Mr. Coburn options for joining the Board. The Company also reimburses its outside directors for their expenses incurred in attending meetings of the Board of Directors.



Key Employees

         The following employee is recognized by Ariel to play an important part in the Company's operations.

         John Lynch, 42, has been employed since June 1995 and serves as Chief Technology Officer. Prior thereto, he was Research and Development Director of the AT&T ME Modem and Multimedia Department. From 1989 to 1993, he was Program Manager of VCOS Multimedia Products for AT&T Microelectronics.



Item 11.          Executive Compensation

         The following table summarizes the compensation earned over the last three fiscal years by the Chief Executive Officer, three executive officers and two other individuals who were not serving as executive officers at year end, whose earned compensation exceeded $100,000 for the year ended December 31, 1997.

                        SUMMARY COMPENSATION SCHEDULE

                                          Annual Compensation                              Long-Term Compensation
                                          -------------------                              ----------------------
                                                           Other Annual                Number of        All Other
                       Year     Salary         Bonus      Compensation(1)               Options     Compensation (2)
                       ----     ------         -----      ----------------              -------     ----------------
Anthony Agnello        1997   $193,462          ---           $18,780                                    $5,338
                       1996    202,408        65,000           19,669                      -              4,476
                       1995    160,000           -             12,863                      -              4,620

Brian Hoerl            1997    181,231        47,104           20,393                     --              3,228
                       1996    159,470        36,888           13,214                   50,000              -
                       1995       -              -               -                         -                -

Jeffrey Sasmor         1997    140,539          ---            14,507                   40,000           84,019 (5)
                       1996    154,166        30,000          137,747 (4)                  -              3,578
                       1995    140,000           -             15,775                      -              2,800

Gerard E. Dorsey       1997    146,538           -             24,461                                     4,396
                       1996    150,000           -             20,020                      -              4,500
                       1995         -            -               -                         -                -

John Lynch             1997    150,000           -             31,569 (6)                  -              8,536
                       1996    148,847           -             12,092                      -              4,465
                       1995         -            -               -                         -                -

Mark Clayton           1997         -            -               -                         -                -
                       1996    72,365            -             12,591                      -             87,291 (3)
                       1995   150,000            -             13,212                      -              4,500

-------------------------------------------------------------------------------------------------------------------

(1) Represents contributions made by the Company to the Company's medical and life insurance plans, a Company-provided automobile and club dues. Each individual item is less than 10% of salary for each year in which an aggregate amount appears in this column.
(2) Represents the Company's contributions to the Company's 401 (k) plan and profit sharing plan on behalf of its executive officers.
(3)  Includes severance payment of $85,006.
(4)  Includes $114,184 of relocation expenses.
(5)  Includes severance payment of $80,000.
(6)  Includes $18,525 related to forgiveness of a loan from the Company.


Employment Agreements

         Anthony M. Agnello and Jeffrey M. Sasmor are each employed under a three-year employment agreement effective January 1, 1997, pursuant to which they are paid annual base salaries of $200,000 and $180,000 respectively. Effective September 26, 1997, the Company has terminated the employment agreement of Jeffrey Sasmor, its Vice Chairman and Secretary and entered into a termination agreement with Mr. Sasmor under which he will receive total compensation of $285,000 payable in installments of $80,000 on September 26, 1997 and two equal payments of $102,500 on January 2, and July 1, 1998. In accordance with his employment agreement, the Company had also agreed to fully vest Mr. Sasmor in any stock options that were not currently vested and to pay for medical and dental insurance through December 31, 1998. Thus, 20,000 stock options exercisable at $7.125 per share vested and were exercisable by Mr. Sasmor as of September 26, 1997 rather than July 2, 1998. Effective March 2, 1998, Mr. Sasmor resigned as a member of the Board of Directors of the Company. Gerard E. Dorsey is also employed under a three-year employment agreement, effective May 1, 1995, and pursuant to which he is paid an annual base salary of $150,000 with an additional allowance of $7,200 per year and a grant of 100,000 non-qualified stock options from the 1994 Stock Option Plan. Brian Hoerl is also employed under a three year employment agreement effective September 3, 1996, pursuant to which he is paid an annual base salary of $190,000. John Lynch is also employed under a three year employment agreement effective February 1, 1996, pursuant to which he is paid an annual base salary of $150,000. Each of these employees receives an automobile allowance and each may also receive annual bonuses at the sole discretion of the Board of Directors of the Company, based upon financial and operating performance of the Company. Messrs. Agnello, Sasmor, Hoerl and Lynch have executed non-competition and non-solicitation agreements with the Company covering the two years following termination of their employment pursuant to which they have agreed not to solicit the customers or employees of the Company or become employed by or otherwise associated with a competitor of the Company. Effective October 1, 1997, Messrs. Agnello, Hoerl and Dorsey voluntarily reduced their base salaries to $166,000, $160,000, and $135,000, respectively. The base salaries in effect prior to such voluntary reduction were reinstated effective March 1, 1998.




1995 Stock Option Plan

         The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the annual meeting of stockholders held on June 13, 1997, increasing the number of shares issuable under the Plan from 600,000 to 1,200,000.

         The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,200,000 shares of the Company's common stock may be granted.

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

         Options are exercisable for a term determined by the Board, which may not be greater than ten years from the date of grant. Options may be exercised only while the original grantee has a relationship with the Company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and the Company for cause (as defined in the Plan), all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan), in the discretion of the Committee each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

         Options granted pursuant to the Plan may be designated as ISO'S, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.


1996 Directors Plan

        The 1996 Directors Plan ("Directors Plan") was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders of the Company at the Annual Meeting of Stockholders held on May 14, 1996. The Directors Plan provides for the issuance of up to 250,000 stock options to non-employee directors in the aggregate. The Directors Plan is administered by a committee appointed by the Board of Directors. The Directors Plan is effective for a period of ten years from the date it was adopted. The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

         186,000 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 Directors Plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1997 by:
(i) each stockholder known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each director and executive officer of the Company individually, and (iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, the Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

                                                                  Number of Shares
Name and Address                                                Beneficially Owned                  Percentage
----------------                                                ------------------                  ----------
Anthony M. Agnello                                                     740,000                            7.3%
         2540 Route 130
         Cranbury, NJ  08512
Brian Hoerl                                                             50,000 (2)                           *
         2540 Route 130
         Cranbury, NJ  08512
Gerard E. Dorsey                                                        50,000 (3)                           *
         2540 Route 130
         Cranbury, NJ  08512
Robert J. Ranalli                                                       75,000 (4)                           *
         2540 Route 130
         Cranbury, NJ  08512
Edward D. Horowitz                                                      75,000 (4)                           *
         2540 Route 130
         Cranbury, NJ  08512
Etienne A. Perold                                                       94,000 (5)                           *
         2540 Route 130
         Cranbury, NJ  08512
Harold Paul                                                             31,500 (6)                           *
         630 Third Ave.
         New York, NY  10017
Theodore J. Coburn                                                      40,000 (7)                           *
         2540 Route 130
         Cranbury, NJ  08512
Mark D. Clayton                                                        557,000                            5.5%
         c/o Sonoris, Inc.
         111 East 12th St., #2
         New York, NY 10003
Jeffrey M. Sasmor                                                      237,750 (1)                        2.3%
         2540 Route 130
         Cranbury, NJ  08512
All Officers and Directors as a group (nine people)                   1,393,250                          13.7%

* Less than one percent.

(1) Includes 115,750 shares subject to presently exercisable options.

(2) Includes 50,000 shares presently subject exercisable options.

(3) Includes 50,000 shares subject to presently exercisable options.

(4) All shares beneficially owned by Messrs. Ranalli and Horowitz reflect options issued in exchange for their services as directors.

(5) Includes 94,000 shares subject to presently exercisable options.

(6) Includes 10,000 shares subject to presently exercisable options.

(7) Includes 40,000 shares subject to presently exercisable options.



Item 13. Certain Relationships and Related Transactions

         In 1982, the Company entered into an oral agreement with Messrs. Agnello and Clayton to pay royalties on certain products they developed. For 1993, Messrs. Agnello and Clayton earned royalties of $59,000 and $48,000 respectively, and Mr. Agnello received a royalty payment of $69,000 with respect to royalties earned but not paid in prior years. For 1993, Messrs. Agnello and Clayton earned royalties of $26,000 and $29,000 respectively. For the nine months ended September 30, 1994, Messrs. Agnello and Clayton earned royalties of $12,000 and $9,000, respectively, and were paid $15,000 and $25,000, respectively. Prior to September 30, 1994, these royalties were payable on demand without interest. Effective September 30, 1994, the Company and Messrs. Agnello and Clayton entered into a written royalty agreement that terminated their oral agreement and their right to receive further royalties from the sale of such products. Pursuant to this agreement, the Company agreed to pay to Messrs. Agnello and Clayton the accrued but unpaid royalties, which amounted to approximately $209,000 and $144,000, respectively, in nine equal monthly installments, without interest, beginning August 1, 1996.

         Mr. Perold, a director of the Company, has provided management advisory services to the Company. Fees incurred for the year ended December 31, 1997, 1996, and 1995 were approximately $218,000, $208,000, and $125,000. Berger &
Paul, LLP, a law firm of which Mr. Paul, a director of the Company, is a partner, received fees of approximately $75,000, $70,000, and $205,000 for the year ended December 31, 1997, 1996 and 1995 respectively, for legal services performed for the Company, including $119,000 received in 1995 for services provided in connection with the Company's initial and secondary public offerings.

         Brown, Coburn & Co., of which Mr. Coburn is a co-founder and principal, received fees of $88,000 and $23,000 for the years ended December 31, 1997 and 1996 in connection with investment banking advisory services. In addition, Mr. Coburn received a stock option grant of 40,000 options dated July 30, 1996 that vested 25% on July 30, 1996, 25% July 30, 1997, and 50%
July 30, 1998. Mr. Coburn received a stock option grant of 40,000 options effective May 1, 1997 that vested 50% on the effective date and 50% on May 1, 1998.

         The Company believes that the transactions described above were on terms no less favorable than could have been obtained from unaffiliated third parties. The Company has undertaken that transactions with its executive officers, directors and 5% stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the directors of the Company disinterested in the transaction.

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

                                                                                                              Page
                                                                                                              ----
Report of Independent Accountants..........................................................................   F-1
Balance Sheet as of December 31, 1997 and 1996.............................................................   F-2
Statements of Operations for the years ended December 31, 1997, 1996 and 1995..............................   F-3
Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.........   F-4
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..............................   F-5
Notes to Financial Statements..............................................................................   F-6 - F-18


(a)(2) Financial Statement Schedules - Schedules are omitted as not required or applicable or because the required information is provided in the financial statements including the notes thereto.

(a)(3)  Exhibits

         Exhibit 23 - Consent of Coopers & Lybrand L.L.P.

         Exhibit 27 - Financial Data Schedule (filed electronically)

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year covered by this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ARIEL CORPORATION:


         We have audited the financial statements of ARIEL CORPORATION listed in the index on page 20 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ariel Corporation as of December 31, 1997 and 1996 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the second paragraph of Note 1 to the Company's financial statements, the Company has suffered recurring losses from operations and certain uncertainties have arisen with respect to the availability of funds to sustain the Company's activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the second paragraph of Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                                      COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
March 6, 1998

                               ARIEL CORPORATION
                                BALANCE SHEETS



                                   ASSETS                                                   December 31,
                                                                                       ----------------------
                                                                                       1997              1996
                                                                                       ----              ----
Current assets:
     Cash and cash equivalents                                                    $  2,645,864       $  4,626,583
     Marketable securities                                                                --            5,999,377
     Accounts receivable, net of allowance for doubtful accounts of $187,446
              in 1997 and $212,678 in 1996                                           1,468,935          3,389,565
     Inventories, net                                                                3,536,190          3,528,252
     Prepaid expenses                                                                  299,336            156,005
                                                                                  ------------       ------------
         Total current assets                                                        7,950,325         17,699,782

Equipment, net of accumulated depreciation and amortization                          2,382,645          2,036,897

Other Assets                                                                           788,697            366,385
                                                                                  ------------       ------------
         Total assets                                                             $ 11,121,667       $ 20,103,064
                                                                                  ============       ============


                     LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                             $  1,186,876       $  1,840,986
     Accrued expenses                                                                1,754,697          1,826,590
     Current portion of long term debt                                                 600,000               --
     Notes payable, related parties                                                       --              154,021
     Royalties payable                                                                  79,734             82,571
                                                                                   ------------       ------------
         Total current liabilities                                                   3,621,307          3,904,168

Long-term debt                                                                       2,367,147               --

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value:
          Authorized - 2,000,000
          Issued and outstanding - none
     Common stock, $.001 par value:
          Authorized - 20,000,000
          Issued and outstanding -  9,234,250 in 1997 and 8,949,975                      9,235              8,951
               in 1996
     Additional paid-in capital                                                     30,949,180         29,321,748
     Unearned compensation expense related to stock options                           (110,819)          (178,819)
     Accumulated deficit                                                           (25,714,383)       (12,952,984)
                                                                                  ------------       ------------
         Total stockholders' equity                                                  5,133,213         16,198,896
                                                                                  ------------       ------------
         Total liabilities and stockholders' equity                               $ 11,121,667       $ 20,103,064
                                                                                  ============       ============


   The accompanying notes are an integral part of the financial statements.

                               ARIEL CORPORATION
                           STATEMENTS OF OPERATIONS




                                                      For the Years Ended December 31
                                                      -------------------------------
                                                1997               1996               1995
                                                ----               ----               ----

Sales                                       $ 13,201,916       $ 13,030,637       $  9,515,433

Cost of goods sold                             7,506,277          6,753,029          4,615,349
                                            ------------       ------------       ------------

     Gross profit                              5,695,639          6,277,608          4,900,084

Selling and marketing expenses                 4,881,107          4,341,151          2,922,826

General and administrative expenses            4,208,378          4,621,630          2,914,835

Research and development expenses              9,312,937          6,860,665          2,482,561

Restructuring charge                             379,454                  -                  -
                                            ------------       ------------       ------------

     Total operating expenses                 18,781,876         15,823,446          8,320,222
                                            ------------       ------------       ------------

     Loss from operations                    (13,086,237)        (9,545,838)        (3,420,138)

Interest income                                  333,465            702,665            184,420

Interest expense                                (240,450)           (36,552)           (34,743)

Other income                                     231,823             78,268             47,060
                                            ------------       ------------       ------------

     Loss before income tax benefit          (12,761,399)        (8,801,457)        (3,223,401)

Income tax benefit                                     -                  -                  -
                                            ------------       ------------       ------------

     Net loss                               $(12,761,399)      $ (8,801,457)      $ (3,223,401)
                                            ============       ============       ============



Basic and Diluted Per Share Data:

     Weighted average number of common

           shares outstanding                  9,161,758          7,979,249         4 ,739,083
                                            ============       ============       ============

     Net loss per share                     $      (1.39)      $      (1.10)      $      (0.68)
                                            ============       ============       ============





   The accompanying notes are an integral part of the financial statements.

                               ARIEL CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1997, 1996 and 1995



                                                       Common Stock              Additional
                                                       ------------                Paid-In
                                                 Shares             Amount         Capital
                                                 ------             ------         -------


Balance at December 31, 1994                   3,033,625            $3,034       $ 2,216,636

Issuance of 1,725,000 units, each
   unit consisting of one share of
   common stock and one redeemable
   common stock purchase warrant               1,725,000             1,725         5,381,577
Issuance of 2,040,000 shares of
    common stock                               2,040,000             2,040        13,535,619
1995 Net Loss                                       --                --                --
                                              ----------      ------------      ------------

Balance at December 31, 1995                   6,798,625             6,799        21,133,832

Issuance of 1,872,630 shares of
      common stock in connection
      with the exercise of
      redeemable common stock
      purchase warrants                        1,872,630             1,873         6,552,628
Issuance of common stock in
      connection with the exercise of
      150,000 underwriter purchase
      options                                    150,000               150           767,850
Issuance of common stock in
      connection with the exercise of
      128,720 common stock options               128,720               129           515,958
Costs incurred in connection with
      the issuance of common stock                  --                --             (31,524)
Unearned compensation related to
      stock options                                 --                --             383,004
Amortization of unearned compensation               --                --                --
1996 Net Loss                                       --                --                --
                                              ----------      ------------      ------------

Balance at December 31, 1996                   8,949,975             8,951        29,321,748

Issuance of common stock in
      connection with the exercise of
      259,275 common stock options               259,275               259         1,036,407
Issuance of common stock in
      connection with the exercise of 25,000
      common stock purchase warrants              25,000                25            67,975
Value of common stock warrants
      in connection with debt financing                                              321,808
Costs incurred in connection with
      the issuance of common stock                  --                --             (20,396)
Unearned compensation related to
      stock options                                 --                --             221,638
Amortization of unearned compensation               --                --                --
1997 Net Loss                                       --                --                --
                                              ----------      ------------      ------------

Balance at December 31, 1997                   9,234,250            $9,235      $ 30,949,180
                                              ==========      ============      ============

                         [RESTUBBED FROM TABLE ABOVE]

                                                    Unearned                                     Retained
                                               Compensation Expense       Deferred               Earnings            Total
                                                   related to             Financing             (Accumulated      Stockholders'
                                                  Stock Options            Costs                   Deficit)           Equity
                                                  -------------           ---------                --------           ------


Balance at December 31, 1994                             --            $(275,631)               $   (928,126)      $  1,015,913

Issuance of 1,725,000 units, each
   unit consisting of one share of
   common stock and one redeemable
   common stock purchase warrant                         --              275,631                        --            5,658,933
Issuance of 2,040,000 shares of
    common stock                                         --                --                                        13,537,659
1995 Net Loss                                            --                --                     (3,223,401)        (3,223,401)
                                                 ------------           --------                ------------       ------------

Balance at December 31, 1995                             --                --                     (4,151,527)        16,989,104

Issuance of 1,872,630 shares of
      common stock in connection
      with the exercise of
      redeemable common stock
      purchase warrants                                  --                --                           --            6,554,501
Issuance of common stock in
      connection with the exercise of
      150,000 underwriter purchase
      options                                            --                --                           --              768,000
Issuance of common stock in
      connection with the exercise of
      128,720 common stock options                       --                --                           --              516,087
Costs incurred in connection with
      the issuance of common stock                       --                --                           --              (31,524)
Unearned compensation related to
      stock options                                  (383,004)             --                           --                 --
Amortization of unearned compensation                 204,185              --                           --              204,185
1996 Net Loss                                            --                --                     (8,801,457)        (8,801,457)
                                                    ---------           --------                ------------       ------------

Balance at December 31, 1996                        $(178,819)             --                    (12,952,984)        16,198,896

Issuance of common stock in
      connection with the exercise of
      259,275 common stock options                       --                --                           --            1,036,666
Issuance of common stock in
      connection with the exercise of 25,000
      common stock purchase warrants                     --                --                           --               68,000
Value of common stock warrants
      in connection with debt financing                                                                                 321,808
Costs incurred in connection with
      the issuance of common stock                       --                --                           --              (20,396)
Unearned compensation related to
      stock options                                  (221,638)             --                           --                 --
Amortization of unearned compensation                 289,638              --                           --              289,638
1997 Net Loss                                            --                --                    (12,761,399)       (12,761,399)
                                                    ---------           --------                ------------       ------------

Balance at December 31, 1997                        $(110,819)             --                   $(25,714,383)      $  5,133,213
                                                    =========           ========                ============       ============

   The accompanying notes are an integral part of the financial statements.

                               ARIEL CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                                           For the Years Ended December 31,
                                                                                          ---------------------------------
                                                                                    1997               1996              1995
                                                                                    ----               ----              ----

Cash flows from operating activities:
Net loss                                                                        $(12,761,399)      $ (8,801,457)      $ (3,223,401)
Adjustments to reconcile net loss to net cash used in
          operating activities:
      Depreciation and amortization                                                1,143,287            624,552            280,919
      Amortization of discount on royalties payable                                    2,998             29,623             29,675
      Amortization of debt issuance financing costs                                   66,870               --                 --
      Amortization of discounts on investments                                          --              (68,933)              --
      (Gain)/loss on sale of investments                                              12,812             (5,900)              --
      Provision for doubtful accounts                                                 30,000             45,000             68,285
      Provision for inventory obsolescence                                           160,000             45,000             90,000
      Non-cash compensation expense                                                  289,638            204,185               --
 (Increase) decrease in assets:
      Accounts receivable                                                          1,890,631         (1,874,607)          (744,886)
      Inventories                                                                   (167,938)        (1,312,492)        (1,197,771)
      Other Assets                                                                  (309,288)            42,377           (344,863)
 Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                         (770,981)         2,109,323             31,013
      Royalties payable, related parties                                             (14,322)             6,063            (82,811)
      Notes payable, related parties                                                (154,021)          (196,273)              --
                                                                                  ------------       ------------       ------------
          Net cash used in operating activities                                  (10,581,713)        (9,153,539)        (5,093,840)
                                                                                ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of equipment                                                         (1,444,057)        (2,081,407)          (436,932)
    Purchases of investments                                                            --          (13,394,624)              --
    Proceeds from the sale and maturity
            of investments                                                         5,993,634          7,470,080               --
                                                                                ------------       ------------       ------------
         Net cash provided by (used in) investing activities                       4,549,577         (8,005,951)          (436,932)
                                                                                ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from debt financing                                                    3,000,000               --                 --
   Proceeds from sale of common stock, net of expenses                                  --                 --           19,196,592
   Proceeds from exercise of redeemable common stock
       purchase warrants                                                                --            6,554,501               --
   Proceeds from exercise of underwriter purchase options                               --              768,000               --
   Proceeds from exercise of common stock options
       and warrants, net of expenses                                               1,084,270            516,087               --
   Deferred financing costs                                                              --             (31,524)              --
   Principal payments on long-term debt                                              (32,853)              --                 --
                                                                                ------------       ------------       ------------
          Net cash provided by financing activities                                4,051,417          7,807,064         19,196,592
                                                                                ------------       ------------       ------------

Net increase (decrease) in cash                                                   (1,980,719)        (9,352,426)        13,665,820
   Cash and cash equivalents, beginning of year                                    4,626,583         13,979,009            313,189
                                                                                ------------       ------------       ------------

   Cash and cash equivalents, end of period                                     $  2,645,864       $  4,626,583       $ 13,979,009
                                                                                ============       ============       ============


    The accompanying notes are integral parts of the financial statements.

                               ARIEL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



1.    Organization and Liquidity:

         Ariel Corporation (the "Company") is a technology company that has historically had digital signal processing as its core strength. DSP is an enabling technology driving the emerging or rapidly growing technology markets such as Remote Access Service and Internet Service Providers.

         For the year 1997, the Company has incurred a loss of $12,761,399, as compared with $8,801,457 for 1996. In June 1997, the Company completed a $10 million credit facility with Transamerica Business Credit Corporation ("Transamerica"), which provided for an immediate advance of $3 million of which $2,967,147 is outstanding as of December 31, 1997. Under terms of the credit facility, the Company must maintain agreed upon levels of financial performance as measured against specific financial covenants. The Company has obtained a waiver for the non-compliance of selected financial covenants through December 31, 1997 from Transamerica (See Note 7). As of December 31, 1997, the Company had working capital of $4,329,018, including cash and cash equivalents of $2,645,864. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the first six months of 1998 as the Company continues to execute its business strategy in the Remote Access market. There is no assurance that the Company will generate sufficient cash flows from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, proceeds from the sale of the Horizon product and team, borrowings under the existing credit facility, and the expected future cash flows from operations. In the event the Company is unable to liquidate its liabilities, planned operations will need to be scaled back. Continuance of the Company as a going concern is dependent upon the Company's ability to generate capital and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



2.    Summary of Significant Accounting Policies:

Revenue Recognition

         Revenue is derived from the sale of hardware and software products for use in DSP OEM and Data Communications applications. The Company recognizes the sale of a product at the time the product is shipped to the customer and when both the collection of the resulting receivable is probable and no significant vendor and/or post-contract customer support obligations remain. Subsequent to the sale of a product, the Company has agreed to provide insignificant vendor and/or post-customer support at no cost to the customer. The cost of such additional support is accrued for at the time of the sale; however, such amount is not material.


Cash and Cash Equivalents


         The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.


Investments


         The Company's current investment policy is to invest available cash balances in high quality debt securities. The cost of securities sold is based on the specific identification method.


Concentration of Credit Risk


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

Inventories

         Inventories are stated at lower of cost or market using the first-in, first-out method. The Company computes the lower of cost or market in accordance with the specific identification method based upon an estimate of future customer product orders.

         The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded certain estimated reserves against inventories related to such technological obsolescence.



Equipment

         Equipment consists principally of computer equipment and software, office equipment and furniture and fixtures and is stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of equipment are reflected in the statements of operations.



Other Assets

         Other assets consist primarily of deferred financing costs associated with debt financing which are stated at cost. Amortization is provided on a straight-line basis over the life of the debt agreement.



Estimates Used in Preparation of Financial Statements

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



Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product. Costs incurred after technological feasibility has been established are not material.



Research and Development

         Research and development expenditures are charged to expense as incurred. Included in research and development expenses in 1997 is a $750,000 payment received from Texas Instruments for reimbursement of non-recurring engineering expenses in connection with a Cooperative and Licensing Agreement. This agreement was terminated by the Company in February 1998.



Earnings Per Share

         The Company adopted SFAS No. 128, "Earnings per Share", in 1997. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share has been calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, the exercise of such potentially dilutive common shares has not been assumed for the years ended December 31, 1997, 1996 and 1995 since the result is antidilutive.



Income Taxes

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized.



Advertising / Marketing

         Advertising and marketing costs are expensed as incurred and amounted to $913,199, $943,050 and $483,757 for the years ended December 31, 1997,
1996 and 1995, respectively.



Supplemental Cash Flow Information

         Interest paid for the years ended December 31, 1997, 1996 and 1995 was $144,258, $65,657 and $5,068, respectively. No income taxes were paid in these years.

         Excluded from the statements of cash flows were $72,665, $27,688 and $15,587 of equipment purchases which were included in accounts payable and accrued expenses at December 31, 1997, 1996 and 1995, respectively.

         Also see Notes 11 and 12 for additional non-cash transactions in connection with the issuance of shares of common stock in consideration for services rendered and the discount related to royalties payable to related parties.



Adoption of Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full-set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. The Company is currently considering the various presentation options of SFAS No. 130.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. The Company is in the process of evaluating the disclosure requirements.

Reclassifications

         Certain amounts have been reclassified in order to conform to the current year's presentation.



3.    Investments:

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are classified as "available for sale" and are reported at fair value, with net unrealized gains and losses reported in stockholders' equity. Realized gains and losses are determined based on the specific identification method.

         The Company's marketable securities at December 31, 1996 consisted primarily of debt securities of the U.S. Government and its agencies.



4.    Inventories:

         Inventories, net of allowance, consists of the following:

                                                      December 31,
                                                  1997         1996
                                                  ----         ----
         Component materials                   $2,077,866   $1,313,092
         Work-in-progress                         843,428      620,367
         Finished goods                           614,896    1,594,793
                                               ----------   ----------
                                               $3,536,190   $3,528,252
                                               ==========   ==========



5.    Equipment:

         Equipment consists of the following:

                                                                December 31,
                                                           1997         1996
                                                           ----         ----
         Computer and other equipment                  $ 3,299,681  $ 2,149,590
         Computer software                                 649,931      516,632
         Office equipment and furniture and fixtures       861,341      690,478
         Leasehold improvements                            257,562      222,896
                                                       -----------  -----------
                                                         5,068,515    3,579,596
         Less, accumulated depreciation and
         amortization                                   (2,685,870)  (1,542,699)
                                                       -----------  -----------
                                                       $ 2,382,645  $ 2,036,897
                                                       ===========  ===========

6.    Accrued Expenses:

         Accrued expenses consists of the following:

                                                             December 31,
                                                        1997           1996
                                                        ----           ----
         Salaries and related benefits               $  884,370     $  799,415
         Professional fees                               97,619        121,977
         Commissions                                     80,791        137,747
         Interest payable                                96,192           --
         Other                                          595,725        767,451
                                                     ----------     ----------
                                                     $1,754,697     $1,826,590
                                                     ==========     ==========

         Included in salaries and related benefits is $205,000 related to an employee termination agreement which will be paid in two equal installments of $102,500 on January 2, 1998, and July 1, 1998. All other amounts in connection with the 1997 restructuring activity were paid in 1997.

7.     Debt

       Credit Facility
       ---------------

         On June 12, 1997, the Company completed a $10 million credit facility with the Technology Finance Division of Transamerica Business Credit Corporation with the following terms and provisions:

     $6 million, 5 year term loan ("Term Loan"):

o Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997.
o Interest rate is based on the weekly average yield on five-year U.S. Treasury Securities plus 5.75 percent, fixed for five years as of the date of advance.
o Approximately $2.97 million is outstanding at December 31, 1997. Interest rate in effect at December 31, 1997 was 11.66%.
o $3 million available upon attainment of any one of certain milestones, such as profitability, minimum net proceeds of $7 million from the sale of common stock, or achievement of a significant strategic partner relationship. At December 31, 1997, this facility is not available.

       $4 million, three-year revolving credit facility, which can be extended for two additional one-year periods:

o This revolving credit facility can be increased to $7 million in the event that the Company achieves one of the milestones referred to under the term loan, but elects not to draw the second advance under the term loan.
o Interest rate is based on the prime rate plus 2.50 percent as of the date the revolver is utilized.
o Available line of credit based on a formula of eligible accounts receivable and inventory.
o At December 31, 1997, the Company could have borrowed approximately $2.4 million under the current $4 million facility.

         Under terms of the credit agreement, the Company must maintain agreed upon levels of financial performance as measured against specific financial covenants. They are as follows:

o Cash on hand - The Company must at all times maintain cash or cash equivalents on hand of not less than $3,000,000 during the fiscal year ended December 31, 1997, $4,000,000 during the fiscal year ending December 31, 1998, and $4,500,000 during the fiscal year ending December 31, 1999.
o Accounts Receivable Collection Period - The Company must maintain an accounts receivable collection period of not greater than 60 days for any fiscal quarter during the fiscal year ended December 31, 1997 and 55 days for any fiscal quarter thereafter.
o The Tangible Net Worth on the last day of each fiscal year specified shall not be less than $10 million at December 31, 1997; $15 million at December 31, 1998; $20 million at December 31, 1999 and $30 million at December 31, 2000 and each fiscal year thereafter.
o    Gross Profit Margin / Operating Profit (Loss) Percentage / Net Income
     (Loss) Before Taxes Percentage The Gross Profit Margin, Operating Profit
     (Loss) Percentage and the Net Income (Loss) Before Taxes Percentage must meet specified thresholds for the fiscal year ended December 31, 1997 and each fiscal year thereafter as specified in the credit agreement.

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

         The Company incurred financing costs of $576,234 associated with the completion of the credit facility, which are being amortized over the life of the loan. Amortization expense for the year ended December 31, 1997 was $66,870. The credit facility is collaterized by the Company's accounts receivable, inventory, and equipment.

         In the event of default, Transamerica has the right to declare the total obligation immediately due and payable. In anticipation of possible noncompliance of certain financial covenants at December 31, 1997, Transamerica has given the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ended December 31, 1997, with the exception of the accounts receivable collection period for which the Company is in compliance. Such waived covenants are as follows: minimum tangible net worth of $10,000,000 as of December 31, 1997; minimum gross profit margin of 45% for the fiscal year ended December 31, 1997; a maximum operating loss percentage of (30%) for the fiscal year ended December 31, 1997; and a net loss before taxes percentage of (30%) for the fiscal year ended December 31, 1997. The Company was not in compliance with such covenants as of December 31, 1997.

         In anticipation of non-compliance with certain of the covenants, the Company has obtained an additional waiver from Transamerica of selected covenants and/or revised covenants for the terms of the debt agreement. The covenants that were waived for fiscal year 1998 are as follows: tangible net worth, operating profit percentage and net income before taxes percentage. In addition, the credit agreement also amended some of the financial covenants as follows: gross profit margin was amended to 35% from 50% for the fiscal years ended December 31, 1998 and thereafter; operating profit percentage was amended to 7.5% from 20% for the fiscal years ended December 31, 1999 and thereafter; and net income before taxes was amended to 5% from 15% for the fiscal years ended December 1999 and thereafter. Transamerica also amended the debt agreement to delete the cash on hand covenant which allows the Company to use all of its cash as needed. Transamerica has reviewed the Company's forecasted balance sheets and statements of operations and cash flows dated March 20, 1998 for calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurrence of a material adverse event is remote.

         The Company believes that the fair value of the Debt approximates the carrying value.

         Bridge Loan
         -----------

         On February 19, 1998, the Company entered into a $2 million bridge loan ("Loan") with Transamerica. This facility provided for a single advance which was provided to the Company on February 19, 1998. The loan matures on the earliest of 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Loan; or, 4) the second advance to the Company of $3.0 million under the Term Loan. The interest rate under the Loan is the higher of i) the prime rate or ii) the 90 day dealer commercial paper rate. The Loan is subject to the $10 million credit facility loan and security agreement, including all terms and conditions and affirmative and negative covenants.


8.    Income Taxes:

         The Company's income tax benefit consists of the following:

                                                          For the
                                                        Years Ended
                                                        December 31,
                                                ---------------------------
                                                1997        1996       1995
                                                ----        ----       ----
         Current:
                  Federal                       $  --       $  --       $  --
                  State                            --          --          --
                                              -------    --------     -------
                                                   --          --          --
                                              -------    --------     -------
         Deferred:
                  Federal                          --          --          --
                  State                            --          --          --
                                                   --          --          --
                                              -------    --------     -------
         Income Tax Benefit                   $     0    $      0     $     0
                                              =======    ========     =======

The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:


                                                                         For the Years Ended December 31,
                                                                         --------------------------------
                                                                              1997    1996    1995
                                                                              ----    ----    ----
         United States federal statutory tax rate                             (34)%  (34)% (34)%
         Increases resulting from state income taxes, net of federal benefit   (6)    (7)   (5)
         Accounting losses for which deferred tax benefit cannot be
            currently recognized                                                39     39   35
         Non-deductible expenses                                                 1      2    4
                                                                               ----   ----  ----
             Effective tax rate                                                  0%     0%    0%
                                                                               ====   ====  ====

         The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the Company's net deferred tax assets for financial reporting purposes are as follows:

                                                              December 31,
                                                      -------------------------
                                                          1997          1996
                                                          ----          ----
          Deferred tax assets:
               Accounts receivable                    $    63,732   $    72,311
               Inventory                                   89,025        50,148
               Accrued expenses                           170,232        76,063
               Net operating loss carry forward         8,328,750     3,815,374
               State taxes                              2,335,664     1,238,429
               Research and development tax credits       534,835       153,375
               Depreciation                                55,512         7,753
         Valuation allowance                          (11,577,750)   (5,413,453)
                                                      -----------   -----------
                          Net                         $         0   $         0
                                                      ===========   ===========


         At December 31, 1997 the Company has available, for income tax reporting purposes, unused federal and state net operating loss carryforwards of approximately $24.5 million and $24.8 million, respectively. Such amounts expire through the years 2012 and 2004, respectively. In addition, the Company has federal and state research and development credit carryovers at December 31, 1997 of approximately $228,400 and $306,500 which expire in the years 2011 and 2003, respectively. The timing and manner in which the net operating loss carryforwards and credits may be utilized to reduce future taxable income, if any, will be limited by Internal Revenue Code section 382.



9. Employee Benefit Plans:

         Effective January 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 50% of a participant's contribution up to a maximum of 3% of gross salary. Company contributions vest after four years of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended December 31, 1997, 1996 and 1995 was $192,656, $110,592, and $64,057,
respectively.

         The Company also maintains a profit sharing plan for the benefit of its employees. Contributions are determined at the discretion of the Company up to a limit of 15% of the total compensation of eligible employees, as defined. No contributions were made for 1997, 1996 or 1995.

10.   Commitments and Contingencies:

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

         The Company leases office space for its corporate headquarters under an operating lease which expires in January 2001. The lease provides for annual minimum lease payments during the first year of $300,000, increasing annually thereafter by $7,500. The lease also provides for the Company to pay a portion of common area costs as defined. The Company has two five-year options to renew the lease at terms as defined based upon fair market value. In addition, $125,000 is held in escrow to be applied to future rental payments. Such amount is classified as a long-term prepayment. The Company also paid a $200,000 security deposit relating to this lease. Additionally, the Company has leased approximately 11,740 square feet in Piscataway, New Jersey for engineering and support staff related to its Horizon group. In December 1997, the Company exercised an option for an additional 4,500 square feet. This lease expires in December 2001. Additionally, the Company has a lease on office space in San Diego, California which expires December 31, 1999. Future minimum lease payments under all leases at December 31, 1997 are as follows:


                  1998              $692,375
                  1999               680,487
                  2000               611,232
                  2001               269,038
                  Thereafter             --
                                  ----------
                  Total           $2,253,132
                                  ==========


         Rent expense for the years ended December 31, 1997, 1996 and 1995 was $674,004, $537,329, and $247,628, respectively.



11.   Stockholders' Equity:

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

         In July 1993, the Company sold 880,000 shares of common stock, to unrelated investors, at $2.27 per share ("private placement"). In connection with the private placement, three executive officers of the Placement Agent and two of its employees received an aggregate of 125,000 common stock purchase warrants which entitle the holders to purchase 125,000 shares of the Company's common stock at an exercise price of $2.72 per share. All of these warrants were exercised in January 1998.

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

         During January 1995, the Company sold 1,725,000 Units in an initial public offering. Proceeds to the Company totaled approximately $6.9 million before expenses. Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant entitled the holder to purchase one share of the Company's common stock at a per share price of $3.50. In connection with the sale of the Units noted above, the Company entered into an underwriting agreement which, among other things, provided the underwriter with the right to acquire, for $75, a Unit

Purchase Option ("UPO"). The terms of the UPO permit the underwriter to purchase, for an aggregate consideration of approximately $768,000, 150,000 Underwriters Units. Each Underwriters Unit is identical to the Units noted above. During 1996, the Company received $6.6 million with respect to the exercise of such warrants and UPO's.

         In December 1995, the Company sold 2,040,000 shares of Common Stock at $7.50 in a secondary stock offering. Proceeds to the Company totaled approximately $15.3 million before expenses.



12.   Related Party Transactions:

Royalties Payable, Related Parties

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

Legal

     The Company's outside legal counsel who serves as the Company's general counsel, owns shares of the Company's common stock and is a member of the Company's Board of Directors. Total legal fees paid to this outside counsel for the years ended December 31, 1997, 1996 and 1995 were approximately $75,000, $70,000, and $205,000, respectively.

Management Advisory Services

     A director of the Company has provided management advisory services to the Company since 1995. Fees incurred for the years ended December 31, 1997, 1996 and 1995 were approximately $218,000, $208,000, and $125,000, respectively.

Investment Banking Services

     A director of the Company has provided investment banking advisory services to the Company since 1996. Fees incurred for the years ended December 31, 1997 and 1996 were approximately $88,000 and $23,000, respectively. In addition, this director received a stock option grant of 40,000 options dated July 30, 1996 that vested 25% on July 30, 1996, 25% July 30, 1997, and 50%
July 30, 1998 as well as an additional stock grant of 40,000 options dated May 1, 1997 that vested 50% on the effective date and 50% on May 1, 1998.



13.  Sales:

         Sales by geographic area are as follows:

                                     For the years ended December 31,
                                     --------------------------------
                                     1997          1996          1995
                                     ----          ----          ----

         United States           $12,035,000   $11,476,056   $ 7,578,844
         Export Sales:
              Europe                 640,739       705,230       928,986
              Asia                   195,969       302,234       632,611
              Other                  330,208       547,117       374,992
                                 -----------   -----------   -----------
                                 $13,201,916   $13,030,637   $ 9,515,433
                                 ===========   ===========   ===========

     During 1997, two customers accounted for 19% and 11%, respectively, of the Company's sales. During 1996 and 1995, one customer accounted for 32% and 14%, respectively, of total Company sales.

14.   Stock Option and Restricted Stock Awards:

The 1992 Stock Option and Restricted Stock Plan

         During 1992, the Board of Directors approved and stockholders of the Company ratified the adoption of the 1992 Stock Option and Restricted Stock Plan (the "1992 Plan"). The 1992 Plan provided for a maximum of 600,000 shares of the Company's common stock to be issued to employees, directors and consultants, as defined, in connection with stock option grants ("Options") or restricted stock awards ("Awards").

     In April 1994, the Company issued 40,625 Awards from the 1992 Plan to certain employees. Also during 1994, the Company granted, from the 1992 Plan a total of 268,875 Options which entitle the holders to acquire an equal number of shares of the Company's common stock at an exercise price per share of $2.27 or $2.45. The Options vest over a four-year period.

         Effective October 31, 1994, the Board terminated the 1992 Plan and, accordingly, no additional Options or Awards will be issued from the 1992 Plan. As of December 31, 1997, 152,800 options remain outstanding.

The 1994 Stock Option Plan

         During 1994, the Board of Directors (the "Board") approved and stockholders of the Company ratified the adoption of the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for a maximum of 500,000 shares of the Company's common stock to be issued to employees, directors and consultants, as defined, in connection with stock option grants
("Stock Options"). Stock Options will be granted by the Board or a committee appointed by the Board ("the Committee"). Each Stock Option will entitle the holder to acquire an equal number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Committee (110% of the fair market value for an employee who owns 10% or more of the Company as defined). The Committee will determine the Stock Option vesting period and expiration date not to exceed ten years from the date the Stock Option was granted. The 1994 Plan contains a provision whereby an employee, at the discretion of the Committee, may receive a loan from the Company in order to exercise their Stock Options. The 1994 Plan also provides for the Committee, at its discretion, to accelerate the vesting of all outstanding Stock Options so that they become fully and immediately exercisable. During October 1994, the Company granted, from the 1994 Plan, 150,000 Stock Options to three members of the Company's Advisory Board. Each Stock Option entitles the holder to acquire one share of the Company's common stock at exercise prices, per share, of $2.45 for 75,000 Stock Options and $6.00 for the remaining 75,000. All Stock Options are immediately exercisable and expire three years from the date of grant. In connection with the Company's initial public offering, the underwriting agreement entered into in connection therewith prohibits the Company from granting future Stock Options at an exercise price below $4.00.

         All outstanding options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1997, 192,950 options remain outstanding.

The 1995 Stock Option Plan

         The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the annual meeting of stockholders held on June 13, 1997, increasing the number of shares issuable under the Plan from 600,000 to 1,200,000.

         The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,200,000 shares of the Company's common stock may be granted.

         At various times during 1997, the Company granted a total of 335,500 options which entitles the holder to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $6.00 to $11.75. The options vest over periods ranging from immediate up to four years and expire in ten years. At December 31, 1997, 769,425 options remain outstanding.

         The Plan is administered by the Board of Directors. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per-share exercise price for incentive stock options ("ISO") and for non-qualified stock options ("NQSO") will not be less than the greater of $4.00 per share or 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the common stock of the Company). Upon exercise of an option, the optionee may pay the exercise price with previously acquired securities of the Company, or at the discretion of the Board, the Company may loan some or all of the purchase price to the optionee.

         Options will be exercisable for a term determined by the Board, which will not be greater than ten years from the date of grant. Options may be exercised only while the original grantee has a relationship with the Company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or total and permanent disability. In the event of the termination of such relationship between the original grantee and the Company for cause (as defined in the Plan), all options granted to that original optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as described in the Plan), in the discretion of the Committee each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

         Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an employee during the calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

Non-Plan Options

         During 1996, the Company granted 190,000 stock options to certain employees and outside consultant. Such options were issued outside the 1995 Plan and entitle the holders thereof to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $6.50 to $11.625. Such options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1997, a total of 775,000 non-plan options remain outstanding.

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

         186,000 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

     The Company applies APB No.25, "Accounting for Stock Issued to Employees", and related interpretations for stock options issued to employees in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for stock options granted to outside consultants. During 1997 and 1996, the Company recorded $221,638 and $383,004, respectively, of unearned compensation related to options granted to consultants. These amounts are being amortized over the period of benefit, resulting in a $289,638 and $204,185 charge to operations for the years ended December 31, 1997 and 1996, respectively. The exercise price for all stock options issued to employees and non-employees during 1997, 1996 and 1995 was equal to the market price of the Company's stock at the date of grant.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased, as shown in the table below. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:



                                                        December 31,
                                                        ------------
                                              1997          1996          1995
                                              ----          ----          ----
Risk-free interest rate                      6.40%         6.38%         5.81%
Expected life                            4.3 years     4.3 years     3.0 years
Expected volatility                            65%           60%           60%
Expected dividends                            None          None          None




         Net loss and basic and diluted loss per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:


                                         For the years ended December 31,
                                     ---------------------------------------
                                     1997            1996               1995
                                     ----            ----               ----
Net income:
    As reported                 $ 12,761,399      $ 8,801,457       $ 3,223,401
    Pro forma                   $ 13,857,020      $10,213,016       $ 4,088,960
Basic and diluted loss
 per share:
    As reported                 $      (1.39)     $     (1.10)      $      (.68)
    Pro forma                   $      (1.51)     $     (1.28)      $      (.86)

         Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.


         For the three years ended December 31, 1997, option activity for the Company's plans were as follows:


                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                        Options            Price

Stock options outstanding at December 31, 1994          417,875            $3.07
Granted                                                 958,300             4.86
Forfeited                                                (1,000)            2.27
                                                      ----------
Stock options outstanding at December 31, 1995        1,375,175             4.32

Granted                                                 815,450             8.24
Forfeited                                               (26,775)            4.02
Exercised                                              (131,775)            4.05
                                                      ----------
Stock options outstanding at December 31, 1996        2,032,075             5.91

Granted                                                 485,500             7.49
Forfeited                                              (189,875)            7.99
Exercised                                              (251,525)            3.93
                                                      ----------
Stock options outstanding at December 31, 1997        2,076,175             6.35
                                                      =========

         The weighted average fair value of options granted during 1997, 1996 and 1995 was $4.14, $3.96 and $2.09, respectively.


The following table summarizes information about the outstanding and exercisable stock options at December 31, 1997:

                                  Stock Options Outstanding                           Stock Options Exercisable
                      ---------------------------------------------------       --------------------------------------
                                                              Weighted
                                           Weighted            Average                                 Weighted
      Range of                              Average           Remaining                                 Average
  Exercise Prices        Shares         Exercise Price     Contractual Life          Shares         Exercise Price
  ---------------        ------         --------------     ----------------          ------         --------------
   $2.27 to $4.50        616,800            $ 3.74            3.9 years             541,321             $ 3.73
   $4.75 to $7.00        610,175            $ 6.29            8.4 years             296,440             $ 5.89
   $7.06 to $7.75        518,200            $ 7.37            8.9 years             186,350             $ 7.28
   $8.25 to $13.00       331,000            $ 9.76            8.5 years             115,125             $ 9.78
                         -------                                                    -------
                        2,076,175                                                  1,139,236

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ARIEL CORPORATION


                                           By:______________________________
                                                  Anthony M. Agnello,
                                                     CEO, Chairman


         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


             Signature                                     Title                               Date



------------------------------------
       (Anthony M. Agnello)          Chief Executive Officer and Chairman of the Board


------------------------------------
         (Brian A. Hoerl)            President and Chief Operating Officer


------------------------------------
        (Gerard E. Dorsey)           Senior Vice President - Finance
                                     (Chief Financial Officer)


------------------------------------
        (Jeffrey M. Sasmor)          Director


------------------------------------
         (Harold W. Paul)            Director


------------------------------------
        (Robert J. Ranalli)          Director


------------------------------------
       (Edward D. Horowitz)          Director


------------------------------------
        (Etienne A. Perold)          Director


------------------------------------
       (Theodore J. Coburn)          Director