Form 10-Q
period 1998-03-31
ARIEL CORP
filed 1998-05-14
CIK 911167

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

For the quarterly period ended March 31, 1998                                      Commission file number: 0-25326

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

Common Stock, $.001 par value                                   9,673,125 shares outstanding
                                                               as of March 31, 1998


                                     Documents Incorporated by Reference: None

                                                 Ariel Corporation
                                                       Index

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements  (Unaudited)
         --------------------

                  A.  Balance sheet  -  March 31, 1998 and December 31, 1997

                  B. Statements of operations for the three months ended March 31, 1998 and 1997.


                  C. Statements of cash flows for the three months ended March 31, 1998 and 1997.


                  D.  Notes to financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
           Results of Operations.
           ----------------------



Part II.  Other Information
---------------------------





PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                                                 ARIEL CORPORATION
                                                  BALANCE SHEETS
                                                    (Unaudited)



                                                                                     March 31,                  December 31,
                                                                                       1998                         1997
                                                                                    ----------                  ------------
                              ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                       $986,513                  $2,645,864
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $202,446 IN 1998 AND $187,446 IN 1997                        4,903,291                   1,395,624
       OTHER RECEIVABLES                                                                 72,889                      73,311
       INVENTORIES                                                                    5,134,936                   3,536,190
       PREPAID EXPENSES                                                                 506,760                     299,336
                                                                                     -----------                 -----------
       TOTAL CURRENT ASSETS                                                          11,604,389                   7,950,325

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION                                                          2,264,651                   2,382,645

OTHER ASSETS                                                                            767,271                     788,697
                                                                                    ------------                ------------
       TOTAL ASSETS                                                                 $14,636,311                 $11,121,667
                                                                                    ============                ============

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                                                              $2,878,553                  $1,186,876
       ACCRUED EXPENSES                                                               1,811,192                   1,754,697
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT                              2,600,000                     600,000
       ROYALTIES PAYABLE                                                                 58,589                      79,734
                                                                                      ---------                   ---------
       TOTAL CURRENT LIABILITIES                                                      7,348,334                   3,621,307


NOTES PAYABLE - LONG TERM                                                             2,297,437                   2,367,147

STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 9,673,125  AT MARCH 31, 1998
                                 AND 9,234,250 AT DECEMBER 31, 1997                      9,673                       9,235

       ADDITIONAL PAID-IN CAPITAL                                                   32,577,294                  30,949,180
       UNEARNED COMPENSATION                                                           (83,114)                   (110,819)
       ACCUMULATED DEFICIT                                                         (27,513,313)                (25,714,383)
                                                                                    -----------                 -----------
       TOTAL STOCKHOLDERS' EQUITY                                                    4,990,540                   5,133,213
                                                                                   ------------                ------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $14,636,311                 $11,121,667
                                                                                   ============                ============

                                 The accompanying notes are an integral part of the financial statements.




                                                                                   ARIEL CORPORATION
                                                                              STATEMENTS OF OPERATIONS
                                                                                    (Unaudited)




                                                                             Three Months Ended March 31,
                                                                 1998                                       1997
                                                         ===================                       =====================

SALES                                                          $6,276,617                                  $4,519,526

COST OF GOODS SOLD                                              3,758,124                                   2,392,892
                                                         -------------------                       ---------------------
       GROSS PROFIT                                             2,518,493                                   2,126,634


EXPENSES:
     SALES AND MARKETING                                        1,274,434                                   1,148,424
     GENERAL AND ADMINISTRATIVE                                   869,348                                     943,645
     RESEARCH AND DEVELOPMENT                                   2,085,737                                   2,665,376
                                                          -------------------                       ---------------------

         TOTAL OPERATING EXPENSES                               4,229,519                                   4,757,445
                                                          -------------------                       ---------------------

       LOSS FROM OPERATIONS                                    (1,711,026)                                 (2,630,811)

INTEREST INCOME                                                    16,803                                     118,356

INTEREST EXPENSE                                                  (97,163)                                     (3,974)

OTHER INCOME (EXPENSE)                                             (7,544)                                     (1,468)

                                                         -------------------                       ---------------------
       LOSS BEFORE INCOME TAXES                                (1,798,930)                                 (2,517,897)

      INCOME TAXES                                                      0                                           0

                                                         ===================                       =====================
       NET LOSS                                               ($1,798,930)                                ($2,517,897)
                                                         ===================                       =====================


BASIC AND DILUTED PER SHARE DATA:
       WEIGHTED AVERAGE NUMBER OF
                COMMON SHARES OUTSTANDING                        9,380,293                                   9,066,638
                                                         ===================                       =====================

       NET LOSS PER SHARE                                          ($0.19)                                     ($0.28)
                                                         ===================                       =====================






                                The accompanying notes are an integral part of the financial statements.




                                                                        ARIEL CORPORATION
                                                                     STATEMENTS OF CASH FLOWS
                                                                          (Unaudited)



                                                                                             For the three months ended March 31,

                                                                                               1998                          1997
                                                                                            ------------                ------------
Cash flows from operating activities:
Net loss                                                                                     ($1,798,930)               ($2,517,897)
Adjustments to reconcile net loss to net cash used in
     operating activities:
                       Depreciation and amortization                                             313,651                    256,913
                       Amortization of discount on royalties payable                                   0                      2,998
                       Amortization of non-cash financing costs                                   16,089                          0
                       Amortization of discounts on investments                                        0                      4,319
                       Provision for doubtful accounts                                            15,000                          0
                       Provision for inventory obsolescence                                       55,000                     15,000
                       Non-cash compensation expense                                              27,705                     44,705
(Increase) decrease in assets:
                       Accounts receivable                                                    (3,522,246)                   423,400
                       Inventories                                                            (1,653,746)                  (431,069)
                       Other assets                                                             (202,085)                  (192,578)
Increase (decrease) in liabilities:
                       Accounts payable and accrued expenses                                   1,775,887                   (845,281)
                       Royalties payable                                                         (21,146)                   (20,320)
                       Notes payable-related parties                                                   0                   (117,764)
                                                                                          ----------------         -----------------
                                       Net cash used in operating activities                  (4,994,821)                (3,377,573)
                                                                                          ----------------         -----------------

Cash flows provided by investing activities:
                       Purchases of Investments                                                        0                  3,643,594
                       Purchase of equipment                                                    (223,372)                  (822,430)
                                                                                          ---------------          -----------------
                                       Net cash provided by investing activities                (223,372)                 2,821,164
                                                                                          ---------------          -----------------

Cash flows provided by financing activities:
                       Proceeds from debt financing                                            2,000,000                          0
                       Principal payments on Long-term debt                                      (69,710)                         0
                       Proceeds from exercise of common stock options and warrants             1,628,552                    898,145
                                                                                          ---------------           ----------------
                                       Net cash provided by financing activities               3,558,842                    898,145
                                                                                          ---------------           ----------------

Net increase (decrease) in cash                                                               (1,659,351)                   341,736

                       Cash and cash equivalents, beginning of period                          2,645,864                  4,626,583

                                                                                           ===============          ================
Cash and cash equivalents, end of period                                                        $986,513                 $4,968,319
                                                                                           ===============          ================







                                The accompanying notes are an integral part of the financial statements.


                                                Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

1.    Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     As of March 31, 1998, the Company had working capital of $4,256,055, including cash and cash equivalents of $986,513. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing three months as the Company continues to execute its business strategy in the Remote Access market. There is no assurance that the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, proceeds from the sale of the Horizon product and team, borrowings under the existing Revolver, and the expected future cash flows from operations. In the event the Company is unable to liquidate its liabilities, planned operations will need to be scaled back. Continuance of the Company as a going concern is dependent upon the Company's ability to generate capital and its attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997. The results for interim periods are not necessarily indicative of results for the full year.



2. Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:
                                                                               March 31,           December 31,
                                                                                 1998                  1997
                                                                               -----------         ------------
         Component Materials................................................... $2,163,791          $2,077,866
         Work-in process.....................................................    1,068,649             843,428
         Finished Goods......................................................    1,902,496             614,896
                                                                                ----------          ----------
                                                                                $5,134,936          $3,536,190
                                                                                ==========          ==========

3. Debt

     On February 19, 1998, the Company completed a $2 million bridge loan ("Bridge Loan") with Transamerica and provided for a single advance. This loan matures on the earlier of: 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the Bridge Loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Bridge Loan; or 4) the second advance to the Company of $3 million under the Term Loan. The Bridge loan interest rate is the prime rate plus 2.5%, including all terms and conditions and affirmative negative conenants.
     As of March 31, 1998, $2,897,437 was outstanding of the Term Loan and there were no outstanding advances on the Revolver; however, the Company could have borrowed approximately $4 million under the Revolver as of March 31, 1998.

4. Adoption of Statements of Financial Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full-set of general purpose financial statements and requires reclassification of prior-period financial statements. For the quarters ending March 31, 1998 and 1997, net income was equal to comprehensive income as there were no items classified as other comprehensive income.




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


                                                                         Three months ended
                                                                              March 31,

                                                                       1998               1997
                                                                    ----------         ----------

Sales                                                                  100%               100%

Cost of goods sold                                                      60                 53
                                                                    -----------        -----------

     Gross profit                                                       40                 47


Expenses

     Sales and marketing                                                20                 25

     General and administrative                                         14                 21

     Research and development                                           33                 59
                                                                    -----------        -----------

     Total Operating Expenses                                           67                105

Loss from operations                                                   (27)               (58)


Interest Income                                                         *                  3

Interest Expense                                                       (2)                 *

Other (expense) Income                                                  *                  *
                                                                    -----------        -----------

    Loss before income taxes                                           (29)               (55)

     Income taxes                                                       -                  -
                                                                    ===========        ===========


                 Net Loss                                             (29)%              (55)%
                                                                    ===========        ===========
   * Total is less than 1%


Three  months  ended  March 31, 1998 as  Compared  to three  months ended March
--------------------------------------------------------------------------------
31,1997
-------

Net Sales
     Worldwide sales were $6,276,617 for the three months ended March 31, 1998, an increase of $1,757,091 compared to net sales of $4,519,526 for the three months ended March 31, 1997. Domestic sales were $5,592,581 for the three months ended March 31, 1998 compared to $4,262,421 for the three months ended March 31, 1997. The increase of $1,330,160 in domestic sales is attributable to the increase in T1-Modem+ sales to OEM customers. Export sales were $684,036 for the first quarter of 1998 compared to $257,105 for the first quarter of 1997. The increase in export sales is a result of an increase in T1 Modem+ sales to new OEM customers.

Gross Profit
     Gross profit increased by $391,859 or 18% to $2,518,493 for the three months ended March 31, 1998 from $2,126,634 for the three months ended March 31, 1997. Gross profit margin was 40% for the three months ended March 31, 1998 compared to 47% for the three months ended March 31, 1997. The decrease in gross profit margin as a percent of sales reflects the continued shift in product mix from shipments of higher margin DSP OEM product in the first quarter of 1997 to shipments of the Company's T1-Modem products to OEM customers which carry lower gross margins.

Sales and marketing
     Sales and marketing expenses were $1,274,434 or 20% of sales for the three months ended March 31, 1998 compared to $1,148,424 or 25% of sales for the three months ended March 31,1997. The increase of $126,010 or 11% reflects an increase in salaries and related expenses as the Company hired a Vice President of Sales and expanded its sales force to a more senior data communications group over the last six months of 1997 and also an increase in the number of trade shows that the Company participated in during the first quarter of 1998. Such increases were offset by a reduction in advertising and marketing expenses related to the Company's DSP OEM products.

General and administrative
     General and administrative expenses were $869,348 for the three months ended March 31, 1998 compared to $943,645 for the three months ended March 31, 1997. The decrease of $74,297 reflects a reduction in salaries and related expenses related to the resignation of the Company's Vice Chairman in September 1997 and a reduction in recruiting and relocation expense.

Research and Development
     Research and development expenses were $2,085,737 or 33% of sales for the three months ended March 31, 1998 compared to $2,665,376 or 59% of sales for the three months ended March 31, 1997, a decrease of $579,639 or 22%. Salaries and related expenses decreased by $123,000 reflecting a decrease in engineers related to certain development projects. Additionally, expenses related to outside contract labor decreased by approximately $361,000 reflecting the discontinuance of certain research and development projects related to forward looking technologies.

Liquidity and Capital Resources
     On June 12, 1997, the Company announced it had completed a $10 million credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides a five-year, $6 million term loan and a three-year, $4 million revolving credit facility ("Revolver"). Upon closing, the Company took down $3 million under the term loan. Further advances of up to $4 million can be extended upon achievement of any one of the following milestones: positive (greater than 0) operating profit and net income from continuing operations for the most recently ended fiscal quarter; receipt by the Company of at least $7 million from the issuance and sale of shares of its capital stock; or the Company shall have received net proceeds of at least $7 million from the sale of the Horizon product line and team; or the Company shall have entered into a significant joint venture with TI as a result of which, the Company's research and development expenses would be reduced and the Company's revenues and profits increased as reasonably determined by Transamerica; or the Company shall have entered into such other agreement or consummated such other transaction and as a result thereof, the Company's research and development costs will be materially reduced and the Company's revenues and profits materially increased as reasonably determined by Transamerica. As of March 31, 1998, the Company had not achieved any of the above milestones, and it is unlikely that the Company will achieve the last milestone in the foreseeable future. The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. As of March 31, 1998, the Company could have borrowed approximately $4.0 million under this Revolver. This Revolver can be increased to $7.0 million in the event that the Company achieves one of the milestones, but elects not to draw the second advance under the term loan. Additionally, the Revolver can be extended for two additional one-year periods. As of March 31, 1998, there was $2,897,437 outstanding under the term loan and there were no outstanding advances under the Revolver. The Company does anticipate drawing against the Revolver for working capital purposes during the second quarter of 1998. Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At March 31, 1998, the interest rate in effect was 11.66%. The interest rate in effect under the Revolver is based on the prime rate plus 2.50%.

     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.
     In anticipation of noncompliance of certain financial covenants at December 31, 1997, Transamerica gave the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ended December 31, 1997, with the exception of the accounts receivable collection period for which the Company was in compliance as of December 31, 1997. Such waived covenants are as follows: minimum tangible net worth of $10 million as of December 31, 1997; minimum gross profit margin of 45% for the fiscal year ended December 31, 1997; a maximum operating loss percentage of (30%) for the fiscal year ended December 31, 1997; and a net loss before taxes percentage of (30%) for the fiscal year ended December 31, 1997. The Company was not in compliance with such covenants as of December 31, 1997.
     In anticipation of non-compliance with certain of the covenants, the Company has obtained an additional waiver from Transamerica of selected covenants and/or revised covenants for the terms of the debt agreement. The covenants that were waived for fiscal year 1998 are as follows: tangible net worth, operating profit percentage and net income before taxes percentage. In addition, the credit agreement also amended some of the financial covenants as follows: gross profit margin was amended to 35% from 50% for the fiscal years ended December 31, 1998 and thereafter; operating profit percentage was amended to 7.5% from 20% for the fiscal years ended December 31, 1999 and thereafter; and net income before taxes was amended to 5% from 15% for the fiscal years ended December 1999 and thereafter. Transamerica also amended the debt agreement to delete the cash on hand covenant, which allows the Company to use all of its cash, as needed. Transamerica has reviewed the Company's forecasted balance sheets and statements of operations and cash flows dated March 20, 1998 for the calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurrence of a material adverse event is remote.
     On February 19, 1998, the Company announced it had completed a $2 million bridge loan ("Loan") with Transamerica. This facility provided for a single advance which was provided to the Company on February 19, 1998. This loan matures on the earliest of: 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the Loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Loan; or, 4) the second advance to the Company of $3.0 million under the term loan. The interest rate under the Loan is the prime rate plus 2.5%. The Loan is subject to the existing $10 million credit facility loan and security agreement, including all terms and conditions and affirmative and negative covenants.

     During the three months ended March 31,1998, there was a net decrease in cash and cash equivalents of $1,659,351. At March 31, 1998, cash and cash equivalents amounted to $986,513. Working capital amounted to $4,256,055 at March 31, 1998 compared to $4,329,018 at December 31, 1997.
    Net cash used in operating activities for the three months ended March 31, 1998 amounted to $4,994,821. The negative cash flows from operations was primarily the result of the Company's net loss of $1,798,930, as well as increases in accounts receivable and inventory of $3,522,246 and $1,653,746, respectively. The increase in accounts receivable is a result of approximately $3.6 million in shipments occurring in the last month of the first quarter. The increase in inventory occurred in finished goods in response to planned shipments against open orders during the second quarter of 1998. Such working capital increases were partially offset by an increase in accounts payable of $1,775,887.
     Net cash used in investing activities for the three months ended March 31, 1998 amounted to $223,372 for purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.
     Net cash provided by financing activities for the three months ended March 31, 1998 amounted to $3,558,842, reflecting proceeds of $2,000,000 received as a result of the Transamerica bridge loan and $1,628,552 in proceeds from the exercise of common stock options and warrants.

Other Matters
     In January 1996 the Company formed a Communications Systems team to begin development of an ADSL carrier class product targeting the needs of major telecommunication and network service providers. To date, the team has developed Horizon, a carrier class product which is currently in laboratory environments at a certain network service provider. The Company's recent strategic decisions to focus on the Remote Access Server ("RAS") marketplace has led to the Company's announcing in November 1997 its intent to seek a buyer for the Horizon product and team. The ADSL carrier class product does not fit well into the Company's markets and customer base.
     The Company has incurred approximately $7.0 million in costs and expenses on a cumulative basis from January 1, 1996 through March 31, 1998, related to this product effort. The Company expects to incur approximately $1.0 million of costs and expenses in the second quarter of 1998 with respect to this product. The Company is currently in discussion with two companies concerning a purchase of the Horizon product and team, but no definitive sale agreement has been reached as of May 4, 1998.
     For the foregoing reasons, the Company incurred a net loss of $(1,798,930) for the three months ended March 31, 1998 compared to a net loss of $(2,517,897) for the three months ended March 31, 1997.

     Statements contained in this Form 10Q that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgement as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.


Part II.     Other Information
-------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a)    Exhibits -
                    Exhibit 27 - Financial Data Schedule (filed electronically)

         b)    Reports on Form 8-K - None.

                                                     Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Ariel Corporation
                                                      --------------------------
                                                      Registrant











                                                      /S/ GERARD E. DORSEY
                                                      --------------------------
                                                      Gerard E. Dorsey
                                                      Chief Financial Officer
                                                       and Principal Accounting
                                                                         Officer

Date:  May 13, 1998