Form 10-Q
period 1998-06-30
ARIEL CORP
filed 1998-08-14
CIK 911167



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

For the quarterly period ended June 30, 1998                                       Commission file number: 0-25326

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

Common Stock, $.001 par value                                  9,720,750 shares outstanding
                                                               as of June 30, 1998


                                     Documents Incorporated by Reference: None



                                                 Ariel Corporation
                                                       Index

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements  (Unaudited)
         ---------------------------------

                  A.  Balance sheet  -  June 30, 1998 and December 31, 1997

                  B. Statements of operations for the three and six months ended June 30, 1998 and 1997.

                  C. Statements of cash flows for the six months ended June 30, 1998 and 1997.

                  D.  Notes to financial statements



Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         -------------------------------------------------------------------
         Results of Operations.
         ----------------------



Part II.  Other Information
---------------------------

Item 3.  Submission of matters to a vote of Security Holders
         ---------------------------------------------------

                  A.        Annual Meeting and Proxies

                  B.        Election of Directors

                  C.        Other Matters and Results




PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                                  ARIEL CORPORATION
                                                    BALANCE SHEETS
                                                     (Unaudited)

                                                                                               June 30,     December 31,
                                                                                                 1998           1997
                                                                                         ----------------  -------------
                                                                                             (Unaudited)       (Audited)
                                      ASSETS



CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS .......................................................   $    683,222    $  2,645,864
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $217,433 IN 1998 AND $187,446 IN 1997 .........................      3,536,690       1,395,624
       OTHER RECEIVABLES ...............................................................        542,013          73,311
       INVENTORIES .....................................................................      4,251,893       3,536,190
       PREPAID EXPENSES ................................................................        443,238         299,336
                                                                                            ------------    ------------
                               TOTAL CURRENT ASSETS ....................................      9,457,056       7,950,325

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ...........................................................      2,084,865       2,382,645

OTHER ASSETS ...........................................................................        749,086         788,697
                                                                                            ------------    ------------
       TOTAL ASSETS ....................................................................   $ 12,291,007    $ 11,121,667
                                                                                            ============    ============
                          IABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE ................................................................   $    936,167    $  1,186,876
       ACCRUED EXPENSES ................................................................      2,053,227       1,754,697
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT ...............................      4,858,603         600,000
       ROYALTIES PAYABLE ...............................................................         72,879          79,734
                                                                                            ------------    ------------
                               TOTAL CURRENT LIABILITIES ...............................      7,920,876       3,621,307



NOTES PAYABLE - LONG TERM ..............................................................      2,475,914       2,367,147


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 9,720,750  AT JUNE 30, 1998
                                 AND 9,234,250 AT DECEMBER 31, 1997 ...................          9,721           9,235

       ADDITIONAL PAID-IN CAPITAL .....................................................     32,831,481      30,949,180
       UNEARNED COMPENSATION ..........................................................        (55,409)       (110,819)
       ACCUMULATED DEFICIT ............................................................    (30,891,574)    (25,714,383)
                               TOTAL STOCKHOLDERS' EQUITY .............................      1,894,219       5,133,213
                                                                                           ------------    ------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .......................................   $ 12,291,007    $ 11,121,667
                                                                                           ============    ============

                                 The accompanying notes are an integral part of the financial statements.




                                                                    ARIEL CORPORATION
                                                               STATEMENTS OF OPERATIONS
                                                                       (Unaudited)





                                                             Three Months Ended June 30 ,       Six Months Ended June 30,
                                                                  1998           1997             1998            1997
                                                             -------------    ------------     -----------     ----------
SALES .....................................................   $  4,111,190    $  2,540,036    $ 10,387,807    $  7,059,562

COST OF GOODS SOLD ........................................      2,555,497       1,547,971       6,313,622       3,940,863
                                                                ------------    ------------    ------------    ------------
       GROSS PROFIT .......................................      1,555,693         992,065       4,074,185       3,118,699

EXPENSES:
     SALES AND MARKETING .................................       1,597,989       1,276,788       2,872,422       2,425,212
     GENERAL AND ADMINISTRATIVE ..........................         959,262         979,366       1,828,610       1,923,011
     RESEARCH AND DEVELOPMENT ............................       2,280,067       2,588,341       4,365,804       5,253,717
                                                               ------------    ------------    ------------    ------------
         TOTAL OPERATING EXPENSES ........................       4,837,318       4,844,495       9,066,838       9,601,940
                                                                ------------    ------------    ------------    ------------
       LOSS FROM OPERATIONS ..............................      (3,281,625)     (3,852,430)     (4,992,651)     (6,483,241)

INTEREST INCOME ..........................................          23,405          93,067          40,208         211,423

INTEREST EXPENSE .........................................        (180,239)        (24,759)       (277,402)        (28,733)

OTHER INCOME (EXPENSE) ...................................          60,198         147,749          52,655         146,281
                                                                ------------    ------------    ------------    ------------
       LOSS BEFORE INCOME TAXES ..........................      (3,378,261)     (3,636,373)     (5,177,191)     (6,154,270)

      INCOME TAXES .......................................               0               0               0               0
                                                                ------------    ------------    ------------    ------------
       NET LOSS ..........................................    $ (3,378,261)   $ (3,636,373)   $ (5,177,191)   $ (6,154,270)
                                                                ============    ============    ============    ============

BASIC AND DILUTED PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
                       SHARES OUTSTANDING                        9,697,114       9,169,325       9,514,482       9,118,091
                                                                ============    ============    ============    ============
NET LOSS PER SHARE ......................................      $     (0.35)    $     (0.40)    $     (0.54)     $    (0.67)
                                                                ============    ============    ============    ============







                                   The  accompanying  notes are an integral part of the financial statements.




                                                                      ARIEL CORPORATION
                                                                  STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)




                                                                                           For The Six Months Ended June 30,

                                                                                                  1998           1997
Cash flows from operating activities:                                                          ----------     -----------
Net loss ..................................................................................   $(5,177,191)   $(6,154,270)
Adjustments to reconcile net loss to net cash used in operating activities:
                            Depreciation and amortization .................................       631,725        541,265
                            Amortization of discount on royalties payable .................             0          2,998
                            Loss on Sale of Marketable Securities .........................             0          7,507
                            Amortization of non-cash financing costs ......................        32,178              0
                            Provision for doubtful accounts ...............................        30,000              0
                            Provision for inventory obsolescence ..........................       180,000         30,000
                            Non-cash compensation expense .................................        55,409         89,408
(Increase) decrease in assets:
                            Accounts receivable ...........................................    (2,639,768)     1,485,885
                            Inventories ...................................................      (895,703)      (282,882)
                            Other assets ..................................................      (136,470)      (349,915)
Increase (decrease) in liabilities:
                            Accounts payable and accrued expenses .........................        47,820     (1,476,734)
                            Royalties payable .............................................        (6,855)       (14,866)
                            Notes payable-related parties .................................             0       (154,021)
                                                                                              -----------    -----------
                                           Net cash used in operating activities ..........    (7,878,855)    (6,275,625)
                                                                                              -----------    -----------
Cash flows provided by investing activities:
                            Purchases of Investments ......................................             0      4,913,759
                            Purchase of equipment .........................................      (333,945)    (1,021,530)
                                                                                              -----------    -----------
                                           Net cash provided by investing activities ......      (333,945)     3,892,229
                                                                                              -----------    -----------
Cash flows provided by financing activities:
                            Proceeds from debt financing ..................................     4,500,000      3,000,000
                            Principal payments on Long-term debt ..........................      (132,630)             0
                            Proceeds from exercise of common stock options and warrants ...     1,882,788        898,145
                                                                                              -----------    -----------
                                           Net cash provided by financing activities ......     6,250,158      3,898,145
                                                                                              -----------    -----------
Net increase (decrease) in cash ...........................................................    (1,962,642)     1,514,749
                            Cash and cash equivalents, beginning of period ................     2,645,864      4,626,583
                                                                                              -----------    -----------
Cash and cash equivalents, end of period ..................................................   $   683,222    $ 6,141,333
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


                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

1.    Basis of Presentation

         The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
         As of June 30, 1998, the Company had working capital of $1,536,180, including cash and cash equivalents of $683,222. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing three months as the Company continues to execute its business strategy in the Remote Access market. As of June 30, 1998 there is no assurance that the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly, the Company may require additional funds to meet planned obligations through December 31, 1998 and will seek to raise such amounts through a variety of options, including equity financing, proceeds from the sale of the Horizon product and team, borrowings under the existing Revolver, and the expected future cash flows from operations.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations for the Six Months
Ended June 30, 1998 and 1997. The results for interim periods are not necessarily indicative of results for the full year.




2. Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:
                                                                                 June 30,        December 31,
                                                                                   1998             1997
                                                                                -----------      ------------
         Component Materials..............................................      $1,426,990       $2,077,866
         Work-in process..................................................       1,212,547          843,428
         Finished Goods...................................................       1,612,356          614,896
                                                                                ----------       ------------
                                                                                $4,251,893       $3,536,190
                                                                                ==========       ============

3.    Debt

         On February 19, 1998, the Company completed a $2 million bridge loan ("Bridge Loan") with Transamerica which provided for a single advance. This loan matures on the earlier of: 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the Bridge Loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Bridge Loan; or 4) the second advance to the Company of $3 million under the Term Loan. The Bridge Loan interest rate is the prime rate plus 2.50%, including all terms and conditions and affirmative and negative covenants.
         On May 14, 1998 the Company drew $2.5 million against its revolving credit facility with Transamerica ("Revolver"). Amounts drawn under the Revolver mature on June 12, 2000 but can be extended for two additional one year periods. The interest rate in effect under the Revolver is based on the prime rate plus 2.50% and is payable monthly in arrears.
         As of June 30, 1998, $2,834,517 of the Term Loan was outstanding.
         (See Note 5 - Subsequent Event.)



4.    Adoption of Statements of Financial Accounting Standards

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full-set of general purpose financial statements and requires reclassification of prior-period financial statements. For the quarters ending June 30, 1998 and 1997, net income was equal to comprehensive income as there were no items classified as other comprehensive income.



5. Subsequent Events - Disposition of Assets

     On June 10, 1998 the Company signed a definitive agreement to sell its Communications Systems Group, (CSG, Horizon team or DSLAM unit), to Cabletron Systems, Inc. of Rochester, New Hampshire. The Company will receive $33.5 million in cash for the assets of the CSG less expenses of the transaction of approximately $3,975,000. The asset purchase agreement was voted on and approved by the Company's Board of Directors on June 4, 1998. Form 8-K was filed with the Securities and Exchange Commission on June 25, 1998. On July 27, 1998 the Company received a $5 million deposit towards the sale with the balance due at the closing scheduled September 1, 1998.
     Under the terms of the Bridge Loan,(see Debt Note 3), the note will mature upon the closing of the CSG sale. Accordingly, the entire outstanding balance of $2 million and any accrued interest will be repaid when the sale is completed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
          AND RESULTS OF OPERATIONS.
         ---------------------------

COMPARISON OF RESULTS OF OPERATIONS
------------------------------------

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.




                                                                          Six Months Ended
                                                                              June 30,

                                                                       1998               1997
                                                                  -----------        -----------
Sales                                                                  100%               100%

Cost of goods sold                                                      61                 56
                                                                    -----------        -----------

     Gross profit                                                       39                 44


Expenses

     Sales and marketing                                                28                 35

     General and administrative                                         17                 27

     Research and development                                           42                 74
                                                                    -----------        -----------

     Total Operating Expenses                                           87                136

Loss from operations                                                   (48)               (92)


Interest Income                                                         *                  3

Interest Expense                                                       (2)                 *

Other (expense) Income                                                  *                  2


    Loss before income taxes                                           (50)               (87)

     Income taxes                                                       -                  -
                                                                   -----------        -----------


                 Net Loss                                             (50)%              (87)%
                                                                    ===========        ===========
  *-Total is less than 1%


Three months ended June 30, 1998 as compared to three months ended June 30, 1997
--------------------------------------------------------------------------------

Net Sales

         Worldwide sales were $4,111,190 for the Three months ended June 30, 1998, an increase of $1,571,154 compared to net sales of $2,540,036 for the Three months ended June 30, 1997. Domestic sales were $3,710,666 for the Three months ended June 30, 1998 compared to $2,199,234 for the Three months ended June 30, 1997. The increase of $1,511,432 in domestic sales is attributable to the increase in T1-Modem+ sales to OEM customers. Export sales were $400,524 for the first quarter of 1998 compared to $340,802 for the first quarter of 1997.

Gross Profit

         Gross profit increased by $563,628 or 57% to $1,555,693 for the Three months ended June 30, 1998 from $992,065 for the Three months ended June 30, 1997. Gross profit margin was 38% for the Three months ended June 30, 1998 compared to 39% for the Three months ended June 30, 1997 reflecting an increase in OEM sales from the same period last year.

Sales and marketing

         Sales and marketing expenses were $1,597,989 or 39% of sales for the Three months ended June 30, 1998 compared to $1,276,788 or 50% of sales for the Three months ended June 30,1997. The variance of $321,201 included increases due to salaries, consulting and related expenses, travel costs and other variable selling expenses as the Company continues to expand product and brand recognition through marketing programs and trade shows. Such increases were offset by a reduction in advertising related to the Company's DSP OEM products.

General and administrative

         General and administrative expenses were $959,262 for the Three months ended June 30, 1998 compared to $979,366 for the Three months ended June 30, 1997. Reductions were due primarily to the departure of the Company's Vice-Chairman in September 1997 and Chief Financial Officer in May of 1998.

Research and Development

         Research and development expenses were $2,280,067 or 55% of sales for the Three months ended June 30, 1998 compared to $2,588,341 or 102% of sales for the Three months ended June 30, 1997, a decrease of $308,274 or 12%. Salaries, consulting, recruiting and training expenses decreased by $521,848 reflecting a decrease in engineers and other costs related to certain development projects. Such decreases were offset by increases in expenses related to outside contract labor of approximately $286,030 reflecting the continued enhancement of the Company's Horizon Product ADSL unit and the development of its next generation of remote access products.




Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997
-----------------------------------------------------------------------------

Net Sales

         Worldwide sales were $10,387,808 for the Six Months Ended June 30, 1998, an increase of $3,328,246 compared to net sales of $7,059,562 for the Six Months Ended June 30, 1997. Domestic sales were $9,276,260 for the Six Months Ended June 30, 1998 compared to $6,461,655 for the Six Months Ended June 30, 1997. The increase of $2,814,605 in domestic sales is attributable to the increase in T1-Modem+ sales to OEM customers. Export sales were $1,111,548 for the first and second quarters of 1998 compared to $597,907 for the same period in 1997. The increase in export sales is a result of an increase in T1 Modem+ sales to new OEM customers and increased sales and marketing efforts in the European market.

 Gross Profit

         Gross profit increased by $955,486 or 31% to $4,074,185 for the Six Months Ended June 30, 1998 from $3,118,699 for the Six Months Ended June 30, 1997. Gross profit margin was 39% for the Six Months Ended June 30, 1998 compared to 44% for the Six Months Ended June 30, 1997. The decrease in gross profit margin as a percent of sales reflects the continued shift in product mix from shipments of higher margin DSP OEM product in the first half of 1997 to shipments of the Company's T1-Modem products to OEM customers which carry lower gross margins.

Sales and marketing

         Sales and marketing expenses were $2,872,422 or 28% of sales for the Six Months Ended June 30, 1998 compared to $2,425,212 or 35% of sales for the Six Months Ended June 30,1997. The increase of $447,210 or 18% reflects an increase in salaries and related expenses as the Company hired a Vice President of Sales and expanded its sales force to a more senior data communications group over the last six months of 1997 and also an increase in variable selling expenses such as commissions and travel commensurate with increases in sales volume as compared to the same period last year. Such increases were offset by a reduction in advertising and marketing expenses related to the Company's DSP OEM products.

 General and administrative

         General and administrative expenses were $1,828,610 for the Six Months Ended June 30, 1998 compared to $1,923,011 for the Six Months Ended June 30, 1997. The decrease of $94,401 reflects a reduction in salaries and related expenses related to the resignation of the Company's Vice Chairman in September 1997 and a reduction in consulting and other professional services incurred in the first half of 1997 related to the Company's strategic planning process.

Research and Development

         Research and development expenses were $4,365,804 or 42% of sales for the Six Months Ended June 30, 1998 compared to $5,253,717 or 74% of sales for the Six Months Ended June 30, 1997, a decrease of $887,913 or 17%. Salaries, consulting and related expenses decreased by $533,876 reflecting a decrease in engineers related to certain development projects. Additionally, expenses related to outside contract labor decreased by approximately $95,023 reflecting the discontinuance of certain research and development projects related to forward looking technologies.

Liquidity and Capital Resources

         On June 12, 1997, the Company announced it had completed a $10 million credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides a five-year, $6 million term loan and a three-year, $4 million revolving credit facility ("Revolver"). Upon closing, the Company took down $3 million under the term loan. Further advances of up to $4 million can be extended upon achievement of any one of the following milestones: positive (greater than 0) operating profit and net income from continuing operations for the most recently ended fiscal quarter; receipt by the Company of at least $7 million from the issuance and sale of shares of its capital stock; or the Company shall have received net proceeds of at least $7 million from the sale of the Horizon product line and team; or the Company shall have entered into a significant joint venture with TI as a result of which, the Company's research and development expenses would be reduced and the Company's revenues and profits increased as reasonably determined by Transamerica; or the Company shall have entered into such other agreement or consummated such other transaction and as a result thereof, the Company's research and development costs will be materially reduced and the Company's revenues and profits materially increased as reasonably determined by Transamerica. As of June 30, 1998 the Company had not achieved any of the above milestones.
         The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. This Revolver can be increased to $7.0 million in the event that the Company achieves one of the milestones, but elects not to draw the second advance under the term loan. Additionally, the Revolver can be extended for two additional one-year periods. As of June 30, 1998, there was $2,834,517 outstanding under the term loan and $2,500,000 outstanding under the Revolver. Based on the Revolver formula the Company could have borrowed approximately an additional $700,000 for a total of $3.2 million available under the Revolver at June 30, 1998. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At June 30, 1998, the interest rate in effect was 12.099%. The interest rate in effect under the Revolver is based on the prime rate plus 2.50% and is payable monthly in arrears.
         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.
              In anticipation of noncompliance of certain financial covenants at
December 31, 1997, Transamerica gave the Company an unconditional waiver with respect to each of these financial covenants for the fiscal year ended December 31, 1997, with the exception of the accounts receivable collection period for which the Company was in compliance as of December 31, 1997. Such waived covenants are as follows: minimum tangible net worth of $10 million as of December 31, 1997; minimum gross profit margin of 45% for the fiscal year ended December 31, 1997; a maximum operating loss percentage of (30%) for the fiscal year ended December 31, 1997; and a net loss before taxes percentage of (30%) for the fiscal year ended December 31, 1997. The Company was not in compliance with such covenants as of December 31, 1997.
              In anticipation of  non-compliance  with certain of the covenants, the Company has obtained an additional waiver from Transamerica of selected covenants and/or revised covenants for the terms of the debt agreement. The covenants that were waived for fiscal year 1998 are as follows: tangible net worth, operating profit percentage and net income before taxes percentage. In addition, the credit agreement also amended some of the financial covenants as follows: gross profit margin was amended to 35% from 50% for the fiscal years ended December 31, 1998 and thereafter; operating profit percentage was amended to 7.5% from 20% for the fiscal years ended December 31, 1999 and thereafter; and net income before taxes was amended to 5% from 15% for the fiscal years ended December 1999 and thereafter. Transamerica also amended the debt agreement to delete the cash on hand covenant, which allows the Company to use all of its cash, as needed. Transamerica has reviewed the Company's forecasted balance sheets and statements of operations and cash flows dated March 20, 1998 for the calendar years 1998 and 1999, and does not deem such information contained in such documents as a material adverse event. Management believes such forecasted balance sheets and statements of operations and cash flows are reasonable and the likelihood of the occurrence of a material adverse event is remote.
              On February 19, 1998, the Company  announced it had completed a $2 million bridge loan ("Loan") with Transamerica. This facility allowed for a single advance provided to the Company on February 19, 1998. This loan matures on the earliest of: 1) December 31, 1998; 2) a public offering by the Company of its equity securities which yields cash proceeds at least equivalent to the amount of the Loan; 3) the closing of a sale by the Company of its Horizon product line and team with net cash proceeds at least equivalent to the amount of the Loan; or, 4) the second advance to the Company of $3.0 million under the term loan. The interest rate under the Loan is the prime rate plus 2.50%. The Loan is subject to the existing $10 million credit facility loan and security agreement, including all terms and conditions and affirmative and negative covenants.
         On June 10, 1998 the Company signed a definitive agreement to sell its Communications Systems Group, (CSG, Horizon team or DSLAM unit), to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire. The Company will receive $33.5 million in cash for the assets of CSG less expenses of the transaction of approximately $3,975,000. On July 27, 1998 the Company received a $5 million deposit towards the sale with the balance due at the closing scheduled September 1, 1998. (See note 5 to the financial statements - Subsequent Events.)
         The CSG sale will accelerate the due date of the $2 million bridge loan to the scheduled closing date of September 1, 1998. Further, the Company's option of either drawing an additional $3 million term loan or extending its Revolver an additional $3 million expired on June 11, 1998. There are currently no plans to extend that option. The credit agreement also included a variable additional bridge loan interest fee based on net proceeds and closing date. Based on the June 10, 1998 asset sale agreement with Cabletron that fee is $1 million due at the scheduled closing date. On July 30, 1998 the Company amended its credit agreement with Transamerica to reduce that fee to $750,000 and accelerate the payment to July 31, 1998. Payment of the $750,000 fee was subsequently made on July 31, 1998.
         During the Six Months Ended June 30, 1998, there was a net decrease in cash and cash equivalents of $1,962,642. At June 30, 1998, cash and cash equivalents amounted to $683,222. Working capital amounted to $1,536,180 at June 30, 1998 compared to $4,329,018 at December 31, 1997.
            Net cash used in operating activities for the Six Months Ended June 30, 1998 amounted to $7,878,855. The negative cash flow from operations was primarily the result of the Company's net loss of $5,177,191, as well as increases in accounts receivable and inventory of $2,639,768 and $895,703 respectively. The increase in accounts receivable is a result of approximately $2.3 million in shipments occurring in the last month of the second quarter. The increase in inventory occurred in finished goods and was due primarily to rescheduling and subsequent cancellations of orders in June 1998.
         Net cash used in investing activities for the Six Months Ended June 30, 1998 amounted to $333,945 for purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.
     Net cash provided by financing activities for the Six Months Ended June 30, 1998 amounted to $6,250,158, reflecting proceeds of $2,000,000 received in February 1998 as a result of the Transamerica bridge loan, $2,500,000 drawn against the Revolver in May 1998 and $1,882,788 in proceeds from the exercise of common stock options and warrants. These proceeds were partially offset by principal payments on term loans of $132,630.

Other Matters

          The Company's strategic decision to focus on the Remote Access Server ("RAS") marketplace led to the announcement in November 1997 of its intent to seek a buyer for the Horizon product and team. The ADSL carrier class product does not fit well into the Company's target markets and customer base. In June 1998 the Company accomplished that objective with the signing of a definitive agreement with Cabletron Systems, Inc.. The sale will allow the Company to fully dedicate management resources towards achieving its strategic objectives while the proceeds will substantially improve the Company's capital structure and its ability to position itself to take advantage of the growing RAS market.
         The Company has incurred approximately $8.4 million in costs and expenses on a cumulative basis from January 1, 1996 through June 30, 1998, related to the Horizon product effort. Expenses for the first six months of 1998 attributable to the CSG represent approximately 25% of the Company's total operating expenses over that period. Additionally, the Company expects to incur approximately $350,000 in expenses through July 1998 for this product effort.
         For the foregoing reasons, the Company incurred a net loss of $(5,177,191) for the Six Months Ended June 30, 1998 compared to a net loss of $(6,154,270) for the Six Months Ended June 30, 1997.
         Statements contained in this Form 10Q that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgement as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.

Part II.     Other Information
------------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------

         a) The Company held its annual meeting of Stockholders, through the solicitation of proxies, on June 24, 1998.
         b) Anthony Agnello, Theodore Coburn and Harold Paul were re-elected as directors at the meeting. Messrs. Etienne Perold, Robert Ranalli, and Edward Horowitz continued as directors.
         c) In addition, the stockholders voted to amend the Company's 1995 Stock Option Plan, increasing the number of shares authorized under the Plan from 1,200,000 to 1,700,000. The stockholders also voted to amend the Company's 1996 Director's Stock Option Plan, increasing the number of shares authorized under the Plan from 250,000 to 450,000. Finally, the stockholders voted to ratify the selection of Coopers & Lybrand, LLP as the Company's auditors for the fiscal year ending December 31, 1998.

              The voting totals were as follows:

               (i)    Election of Anthony Agnello

                           For  8,389,966;  Against  519,593; Withheld 0;

              (ii)     Election of Theodore Coburn

                           For  8,398,186;  Against  511,373; Withheld 0;

              (iii)    Election of Harold Paul

                           For  8,398,589;  Against  510,973; Withheld 0;

              (iv)     Amendment to the 1995 Stock Option Plan

                           For  2,803,431; Against 1,101,207; Withheld 85,025;

              (v)      Amendment to the 1996 Director's Stock Option Plan

                           For  2,541,133; Against 1,358,695; Withheld 89,835;

              (vi)    Proposal to ratify  Coopers & Lybrand,  LLP as Independent
                      Public Accountants for the Company for the fiscal year ending December 31, 1998

                           For 8,816,860;   Against  64,703;  Withheld 27,996;




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a)   Exhibits-Exhibit 27-Financial Data Schedule (Filed Electronically)

         b)   Reports on Form 8-K. - None.

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


                                                      Ariel Corporation
                                                      --------------------------
                                                      Registrant






                                                      /s/ John R. Loprete
                                                      --------------------------
                                                      John R. Loprete
                                                      Corporate Controller


Date:  August 14, 1998