Form 10-Q
period 1998-09-30
ARIEL CORP
filed 1998-11-16
CIK 911167

Securities and Exchange Commission

                                               Washington, DC 20549
                                        __________________________________

                                                  Form 10-Q

                                 Quarterly Report pursuant to Section 13 or 15(d)
                                      of the securities exchange act of 1934

For the quarterly period ended September 30, 1998                                   Commission file number: 0-25326

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

                                                   609-860-2900
                                      (Telephone number, including area code)
                                   ____________________________________________

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

Common Stock, $.001 par value                                    9,755,150 shares outstanding
                                                                as of September 30, 1998


           Documents Incorporated by Reference: Reports on Form 8-K dated September 16, 1998 and October 23, 1998


                                               Ariel Corporation
                                                       Index

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements  (Unaudited)
         ---------------------
                  A.       Balance sheet  -  September 30, 1998 and December 31, 1997

                  B.       Statements of operations for the three and nine months ended
                           September 30, 1998 and 1997.



                  C. Statements of cash flows for the nine months nded September 30, 1998 and 1997.



                  D.       Notes to financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
         --------------------------------------------------------------------------------------


Part II.  Other Information
---------------------------


Item 6.  Exhibits and Reports on Form 8K
         -------------------------------

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                                                 ARIEL CORPORATION
                                                  BALANCE SHEETS
                                                    (Unaudited)



                                                                           September 30,      December 31,
                                                                                1998              1997

                                  ASSETS

CURRENT ASSETS:

       CASH AND CASH EQUIVALENTS .........................................   $ 24,607,143    $  2,645,864
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $860,867 IN 1998 AND $187,446 IN 1997 ...........      3,176,832       1,395,624
       OTHER RECEIVABLES .................................................        931,916          73,311
       INVENTORIES .......................................................      3,898,136       3,536,190
       PREPAID EXPENSES ..................................................        440,381         299,336
                                                                               -----------     -----------
TOTAL CURRENT ASSETS                                                           33,054,408       7,950,325



EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION .............................................      1,273,509       2,382,645
OTHER ASSETS .............................................................        681,416         788,697
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $ 35,009,333    $ 11,121,667
                                                                              ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE ..................................................   $    471,680    $  1,186,876
       ACCRUED EXPENSES ..................................................      3,508,891       1,754,697
       ROYALTIES PAYABLE .................................................         77,328          79,734
       INCOME TAXES PAYABLE ..............................................        368,632            --
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT .................      3,358,603         600,000
                                                                                ---------      ----------
TOTAL CURRENT LIABILITIES                                                       7,785,134       3,621,307

NOTES PAYABLE - LONG TERM ................................................      1,934,007       2,367,147

STOCKHOLDERS' EQUITY

       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE
       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
       ISSUED AND OUTSTANDING - 9,755,150  AT SEPTEMBER  30, 1998
                                 AND 9,234,250  AT  DECEMBER 31, 1997.....          9,755           9,235
       ADDITIONAL PAID-IN CAPITAL ........................................     32,959,573      30,949,180
       UNEARNED COMPENSATION .............................................        (27,704)       (110,819)
       ACCUMULATED DEFICIT ...............................................     (7,651,430)    (25,714,383)
                                                                               -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                     25,290,194       5,133,213
                                                                               -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 35,009,333   $ 11,121,667
                                                                               ===========    ===========


             See accompanying notes to unaudited financial statements.

                                                ARIEL CORPORATION
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                Quarter Ended September 30,     Nine Months Ended September 30,

                                                    1998             1997            1998            1997
                                                  ----------      ----------     ----------      -----------
SALES .......................................   $  3,180,252    $  3,044,843    $ 13,568,059    $ 10,104,405

COST OF GOODS SOLD ..........................      1,934,344       1,635,391       8,247,966       5,576,133
                                                  ----------       ---------      ----------       ---------
       GROSS PROFIT .........................      1,245,908       1,409,452       5,320,093       4,528,272


EXPENSES:
     SALES AND MARKETING ....................      1,641,901       1,157,894       4,514,323       3,583,142
     GENERAL AND ADMINISTRATIVE .............      2,274,162       1,080,047       4,102,772       3,210,846
     RESEARCH AND DEVELOPMENT ...............      2,459,837       2,714,236       6,825,641       7,760,244
     RESTRUCTURING CHARGE ...................              0         379,454               0         379,454
                                                   ---------       ---------      ----------      ----------
         TOTAL OPERATING EXPENSES ...........      6,375,900       5,331,631      15,442,738      14,933,686
                                                   ---------      ----------     -----------     -----------
       LOSS FROM OPERATIONS .................     (5,129,992)     (3,922,179)    (10,122,645)    (10,405,414)


INTEREST INCOME .............................        140,399          67,140         180,607         278,564
INTEREST EXPENSE ............................       (939,599)       (118,976)     (1,217,001)       (147,709)

GAIN ON SALE OF ASSETS ......................     29,537,896               0      29,537,896               0

OTHER INCOME ................................             72           2,293          52,728         148,567
                                                  -----------     ----------      ----------     -----------
      INCOME / (LOSS) BEFORE INCOME TAXES ...     23,608,776      (3,971,722)     18,431,585     (10,125,992)

      PROVISION FOR INCOME TAXES ............        368,632               0         368,632               0
                                                  -----------     -----------    -----------     -----------
       NET INCOME / (LOSS) AFTER INCOME TAXES   $ 23,240,144    ($ 3,971,722)   $ 18,062,953    ($10,125,992)
                                                  ===========     ===========    ===========     ===========

BASIC EARNINGS /(LOSS) PER COMMON SHARE .....   $       2.39    $      (0.43)   $       1.86    $      (1.11)
                                                 ===========      ===========    ===========      ===========

DILUTED EARNINGS / (LOSS) PER COMMON SHARE ..   $       2.36    $      (0.43)   $       1.84    $      (1.11)
                                                 ===========      ===========    ===========      ===========
BASIC  WEIGHTED AVERAGE COMMON
                    SHARES OUTSTANDING ......      9,742,926       9,179,201       9,728,223       9,139,023

EFFECT OF DILUTIVE OPTIONS ..................        123,314               0          74,157               0

DILUTED WEIGHTED AVERAGE COMMON
                     SHARES OUTSTANDING .....      9,866,240       9,179,201       9,802,380       9,139,023
                                                  ===========      ===========    ===========      ===========


             See accompanying notes to unaudited financial statements.

                                                ARIEL CORPORATION
                                              STATEMENTS OF CASH FLOWS



                                                                For The Nine  Months Ended September 30,
                                                                            1998             1997
                                                                           ------           ------
Cash flows from operating activities:

Net Profit (Loss) ...................................................   $ 18,062,953    $(10,125,992)
Adjustments to reconcile net loss to net cash used in
     operating activities:
                   Depreciation and amortization ....................        913,641         839,247
                   Amortization of discount on royalties payable ....           --             2,998
                   Gain on Sale of Assets ...........................    (29,537,896)           --
                   Loss on Sale of Marketable Securities ............           --            12,812
                   Amortization of non-cash financing costs .........         48,629            --
                   Provision for doubtful accounts ..................        724,268          30,000
                   Provision for inventory obsolescence .............        225,000          85,000
                   Non-cash compensation expense ....................         83,115         134,117
(Increase) decrease in assets:
                   Trade and other accounts receivable ..............     (3,202,582)      1,841,938
                   Inventories ......................................       (779,711)       (263,322)
                   Other assets .....................................       (119,351)       (406,342)
Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses ............        444,309      (1,090,228)
                   Royalties payable ................................         (2,406)        (15,244)
                   Notes payable-related parties ....................           --          (154,021)
                   Deferred Revenue .................................         (6,884)        765,431
                                                                         ------------     -----------
Cash flows used in operating activities: ............................    (13,146,915)     (8,343,606)
                                                                         ------------     -----------
Cash flows provided by investing activities:
                   Purchases of Investments .........................           --         5,993,634
                   Net Proceeds from Sale of Assets .................     31,187,253            --
                   Purchase of equipment ............................       (415,437)     (1,297,750)
                                                                          ----------      -----------
Cash flows provided by investing activities: ........................     30,771,816       4,695,884
                                                                          ----------       ----------
Cash flows provided by financing activities:
                   Proceeds from debt financing .....................      4,500,000       3,000,000
                   Principal payments on Long-term debt .............       (174,537)           --
                   Principal payments on Short-term debt ............     (2,000,000)           --
                   Proceeds from exercise of common stock options and
                   warrants                                                2,010,915       1,078,501
                                                                          ----------       ---------
Cash flows provided by financing activities: ........................      4,336,378       4,078,501
                                                                          ----------       ---------
Net increase (decrease) in cash .....................................     21,961,279         430,779

                   Cash and cash equivalents, beginning of period ...      2,645,864       4,626,583
                                                                         -----------       ---------
Cash and cash equivalents, end of period ............................   $ 24,607,143    $  5,057,362
                                                                         ===========     ===========

                       See accompanying notes to unaudited financial statements.

                                                 Ariel Corporation
                                           Notes to Financial Statements
                                                    (Unaudited)

1.       Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     As of September 30, 1998, the Company had working capital of $25,269,274, including cash and cash equivalents of $24,607,143. The Company expects to incur costs and expenses in excess of expected revenues as the Company continues to execute its business strategy in the Remote Access market.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the nine months ended September 30, 1998 and 1997. The results for interim periods are not necessarily indicative of results for the full year.

2.       Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:
                                                                       September 30,         December 31,
                                                                            1998                  1997
                                                                          --------             ---------
         Component Materials............................................ $1,746,276           $2,077,866
         Work-in process................................................. 1,033,163              843,428
         Finished Goods.................................................. 1,118,697              614,896
                                                                         ----------            ---------
                                                                         $3,898,136           $3,536,190
                                                                         ==========           ==========

3.       Debt

     Under its credit facility with Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut, the Company has $5,292,610 in outstanding debt as of September 30, 1998. $2,792,610 of this outstanding debt was a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. At September 30, 1998 the interest rate in effect on the term loan was 12.099%.
     The remaining $2,500,000 was drawn against a Revolver which matures on June 12, 2000 but can be extended for two additional one year periods. The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears.

4.       Adoption of Statements of Financial Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share has been calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. However, for the three and nine month periods ending September 30, 1997 the exercise of such potentially dilutive common shares has not been assumed since the result is antidilutive. At September 30, 1998, options to purchase 1,584,533 shares of common stock for the three months and 835,083 shares of common stock for the nine months were outstanding but not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares. Option prices ranged from $5.75 to $11.75 per share for the three months and $7.50 to $11.75 per share for the nine month period. These options, which expire on various dates ranging from 04/01/04 through 08/21/08, were still outstanding as of September 30, 1998.
     A reconciliation of the weighted average number of common shares outstanding to common shares outstanding assuming dilution is as follows:


                                                              3 Months Ending             9 Months Ending
                                                              September 30, 1998         September 30, 1998
                                                              ------------------         ------------------
Weighted Average Common Shares Outstanding                          9,742,926                 9,728,223

Options Assumed to be Exercised                                       418,524                 1,182,677

Shares Acquired Using
          the Treasury Stock Method                                  (295,210)               (1,108,520)
                                                              ------------------          -----------------
Common Shares Outstanding Assuming Dilution                         9,866,240                 9,802,380
                                                              ==================          =================

5.       Adoption of Statements of Financial Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full-set of general purpose financial statements and requires reclassification of prior-period financial statements. For the quarters ending September 30, 1998 and 1997, net income was equal to comprehensive income as there were no items classified as other comprehensive income.

6.       Disposition of Assets

     On September 1, 1998, the Company completed the sale of all of the assets of its Communications Systems Group, (CSG or DSLAM unit), to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire. The Company received $28.5 million in cash on September 1, 1998 in addition to a $5.0 million deposit it took down on July 27, 1998, for total proceeds of $33.5 million for the assets of the CSG. Expenses of the transaction netted against the proceeds were approximately $3,962,104 including $1,541,673 to Mr. Etienne Perold, $100,000 to Mr. Theodore J. Coburn and $75,000 to Mr. Robert J. Ranalli, directors of the Company, who have provided management advisory services to the Company in the past.
     Additionally, interest expense reflects a one time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan the Company drew down on February 19, 1998 against the anticipated proceeds of this sale. Under the terms of the Bridge Loan, the note matured upon the sale of the CSG. To avoid additional interest, the Company amended the terms to pay the one time fee upon receipt of the deposit on July 27, 1998. The outstanding principal balance of $2 million and any accrued interest was repaid at closing on September 1, 1998.
     In addition to these expenses approximately $1.2 million in employee bonuses were paid as a result of the sale.

7.  Tax Provision

     As of December 31, 1997, the Company had available, for income tax reporting purposes, unused federal and state net operating loss carryforwards of approximately $24.5 million and $24.8 million, respectively. These losses will expire through the years 2012 and 2004 respectively. Under certain Alternative Minimum Tax rules, these losses can be used to offset up to 90% of the Company's taxable gain. Therefore, a provision for income taxes of $368,632 was recognized in the three months ending September 30, 1998.
     The provision was computed using an effective rate of two percent of net income before tax for the nine months ending September 30, 1998. The effective rate is based on an Alternative Minimum Tax rate of 20% applied to 10% of nine months income before taxes. Remaining federal and state loss carryforwards are approximately $6.4 million and $6.7 million respectively.
     There were no tax provisions for the same period in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

COMPARISON OF RESULTS OF OPERATIONS
-----------------------------------
Three months ended September 30, 1998 as compared to three months
-----------------------------------------------------------------
ended September 30, 1997
------------------------

Net Sales
     Worldwide sales were $3,180,252 for the three months ended September 30, 1998, an increase of $135,409 compared to net sales of $3,044,843 for the three months ended September 30, 1997. Domestic sales were $2,544,862 for the three months ended September 30, 1998 compared to $2,860,303 for the three months ended September 30, 1997. In November 1997 the Company announced its decision to focus on the Remote Access Open Systems market. The decrease of $315,441 in domestic sales is attributable to a shift from DSP products in the three months ending September 30, 1997 to T1-Modem products to its OEM customers. Management attributes the decrease to slower acceptance of Open Systems standards in the remote access markets and believes demand will increase with the continued improvements of related software, PCI hardware interface technology and acceptance of standard operating systems as the basis for remote access applicaitons. Export sales were $635,390 for the three months ending September 30, 1998 compared to $184,540 for the same period in 1997. The increase in export sales of $450,850 is a result of increased sales of Legacy products and increased sales efforts in Europe.

Gross Profit
     Gross profit decreased by $163,544 or 12% to $1,245,908 for the three months ended September 30, 1998 from $1,409,452 for the three months ended September 30, 1997. Gross profit margin was 39% for the three months ended September 30, 1998 compared to 46% for the three months ended September 30, 1997. Reductions in margin rates are due to a shift from higher margin Legacy products in the three months ending September 30, 1997 to a greater mix of Datacommunications product sales to OEM customers for the same period in 1998. Current margin rates reflect a mix of products and pricing strategies aimed at improving market share. The Company believes these margins rates will continue for the next several months and improve through 1999 as new product releases and sales to distributors increase.

Sales and marketing
     Sales and marketing expenses were $1,641,901 or 52% of sales for the three months ended September 30, 1998 compared to $1,157,894 or 38% of sales for the three months ended September 30,1997. Increases of $484,007 included increases due to salaries, consulting and related travel expenses as the Company continues its efforts to grow product and brand recognition through sales and marketing research, trade shows and other programs.

General and Administrative
     General and administrative expenses were $2,274,162 for the three months ended September 30, 1998 compared to $1,080,047 for the three months ended September 30, 1997. Increases were due primarily to an additional provision for doubtful accounts of $678,600 for Hayes Microcomputer Products, Inc. Hayes and its affiliates voluntarily filed for protection under Chapter 11 of the federal bankruptcy code on October 9, 1998. Other increases resulted from incentives to management for the gain on the sale of the Company's Communications Systems Group (DSLAM) to Cabletron Systems, Inc.
     These increases were off set in part by reductions due to the departure of the Company's Chief Financial Officer during the second quarter of 1998 and a software licensing fee incurred in the third quarter of 1997 that has not been renewed for 1998.

Research and Development
     Research and development expenses were $2,459,837 or 77% of sales for the Three months ended September 30, 1998 compared to $2,714,236 or 89% of sales for the Three months ended September 30, 1997, a decrease of $254,399 or 9%. Salaries and related expenses decreased by $220,056 reflecting a reduction in engineers related to the cessation of certain non-strategic development projects. Additionally, the current quarter reflects a reduction of expenses related to the Communications Systems Group as a result of the sale of the assets of that group and termination of its employees on September 1, 1998. Research and development expenses related to that group were approximately $444,880 versus $909,862 for the same period last year resulting in a $464,982 reduction. These reductions were partially offset by expenses incurred as a result of agreements signed by key engineers totaling approximately $470,000 for the three months ending September 30, 1998. These agreements require the employees to remain with the Company to realize additional incentives that will be amortized over the contract period.

Tax Provision
     As of December 31, 1997, the Company had available, for income tax reporting purposes, unused federal and state net operating loss carryforwards of approximately $24.5 million and $24.8 million, respectively. These losses will expire through the years 2012 and 2004 respectively. Under certain Alternative Minimum Tax rules, these losses can be used to offset up to 90% of the Company's taxable gain. Therefore, a provision for income taxes of $368,632 was recognized in the three months ending September 30, 1998.
     The provision was computed using an effective rate of two percent of net income before tax for the nine months ending September 30, 1998. The effective rate is based on an Alternative Minimum Tax rate of 20% applied to 10% of nine months income before taxes. Remaining federal and state loss carryforwards are approximately $6.4 million and $6.7 million respectively. There was no provision for taxes for the same period in 1997.

Nine months  Ended  September  30,  1998 as  Compared to Nine months  Ended
---------------------------------------------------------------------------
September 30, 1997
------------------

Net Sales
     Worldwide sales were $13,568,059 for the nine months ended September 30, 1998, an increase of $3,463,654 compared to net sales of $10,104,405 for the nine months ended September 30, 1997. Domestic sales were $12,240,787 for the nine months ended September 30, 1998 compared to $9,321,958 for the nine months ended September 30, 1997. The increase of $2,918,829 in domestic sales is attributable to the increase in T1-Modem+ sales to OEM customers. Export sales were $1,327,272 for the nine month period ending September 30, 1998 compared to $782,447 for the same period in 1997. The increase in export sales is a result of increased international demand for Legacy products combined with increased sales efforts in Europe.

Gross Profit
     Gross profit increased by $791,821 or 17% to $5,320,093 for the nine months ended September 30, 1998 from $4,528,272 for the nine months ended September 30, 1997. Gross profit margin was 39% for the nine months ended September 30, 1998 compared to 45% for the nine months ended September 30, 1997. The decrease in gross profit margin as a percent of sales reflects the continued shift in product mix from shipments of higher margin DSP OEM products in the nine month period ending September 30, 1997 to shipments of the Company's T1-Modem products to OEM customers which carry lower gross margins.

Sales and marketing
     Sales and marketing expenses were $4,514,323 or 33% of sales for the nine months ended September 30, 1998 compared to $3,583,142 or 35% of sales for the nine months ended September 30,1997. The increase of $931,181 or 26% reflects an increase in salaries and related expenses as the Company hired a Vice President of Sales and expanded its sales force to a more senior data communications focused group over the last nine months of 1998. Commissions and other variable selling expenses increased proportionate to increased sales volume as did expenses related to trade shows that the Company participated in during 1998. Such increases were offset by a reduction in advertising and marketing expenses related to the Company's DSP OEM products.

General and administrative
     General and administrative expenses were $4,102,772 for the nine months ended September 30, 1998 compared to $3,210,846 for the nine months ended September 30, 1997. The increase of $891,926 reflects an additional provision for doubtful accounts of $678,600 for Hayes Microcomputer Products, Inc. Hayes and its affiliates voluntarily filed for protection under Chapter 11 of the
Federal Bankruptcy Code on October 9, 1998. Other increases resulted from incentives to management for the gain on the sale of the Company's Communications Systems Group (DSLAM) to Cabletron Systems, Inc.
     These increases were off set in part by reductions due to the resignation of the Company's Vice Chairman in September 1997 and the departure of the Company's Chief Financial Officer during the second quarter of 1998.

Research and Development
     Research and development expenses were $6,825,641 or 50% of sales for the nine months ended September 30, 1998 compared to $7,760,244 or 77% of sales for the nine months ended September 30, 1997, a decrease of $934,603 or 12%. Salaries and related expenses decreased by $481,000 reflecting a reduction in engineers related to the cessation of certain non-strategic development projects. Additionally, expenses related to outside contract labor decreased by approximately $329,000 reflecting the discontinuance of certain research and development projects related to forward looking technologies. Research and development expenses related to the CSG for the nine month period ending September 30, 1998 were approximately $2,309,430 versus $2,384,182 for the same period in 1997 resulting in a decrease of $74,752.

Tax Provision
     A provision for income taxes of $368,632 was recognized for the nine months ending September 30, 1998. No provision was recognized for the six month period ending June 30, 1998 due to losses reported for that period. There was no provision for taxes for the nine months ending September 30, 1997.

Liquidity and Capital Resources
     The Company has a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of September 30, 1998, there was $2,792,610 outstanding under the term loan and $2,500,000 under the Revolver. (See Note 3 to the Financial Statements.)
     The Company took down the term loan on June 12, 1997 when it signed the agreement. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At September 30, 1998, the interest rate in effect was 12.099%.
     The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. Amounts drawn under the Revolver mature on June 12, 2000. Eligibility is computed monthly and amounts drawn that are not supported by the formula are to be repaid at that time. Accordingly, the Revolver balance is reflected as a current liability on the balance sheet. The interest rate in effect under the Revolver is based on the prime rate plus 2.50% and is payable monthly in arrears.

     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.
     On February 19, 1998, the Company entered into a $2 million bridge loan ("Loan") with Transamerica. This facility provided for a single advance provided to the Company on February 19, 1998. The loan matured on September 1, 1998 upon the closing of the sale by the Company of its Communications Systems Group. The outstanding principal balance of $2 million and accrued interest were repaid at closing.
     During the nine months ended September 30, 1998, there was a net increase in cash and cash equivalents of $21,961,279. At September 30, 1998, cash and cash equivalents amounted to $24,607,143. Working capital amounted to $25,269,274 at September 30, 1998 compared to $4,329,018 at December 31, 1997.
     Net cash used in operating activities for the nine months ended September 30, 1998 amounted to $13,146,915. The negative cash flows from operations was primarily the result of the Company's net operating loss of $10,122,645, as well as increases in accounts receivable and inventory of $3,202,582 and $779,711, respectively. The increase in accounts receivable over the nine months ending September 30, 1998 is a result of approximately $3.5 million in additional shipments combined with increased collection periods from a higher mix of export and OEM customers. The increase in inventory occurred in finished goods and is due to reduced forecasts from OEM customers. Such working capital increases were partially offset by an increase in accounts payable of $444,309.
     Net cash generated by investing activities for the nine months ended September 30, 1998 amounted to $30,771,816. Cash proceeds from the sale of the assets of the CSG amounted to $33,500,000 less transaction costs paid of $2,312,747 for a net cash increase from the sale of $31,187,253. This was offset by purchases of computer and peripheral equipment related to engineering and final test and assembly in manufacturing of $415,437.
     Net cash provided by financing activities for the nine months ended September 30, 1998 amounted to $4,336,378. Proceeds of $2,500,000 were received as a result of the draw down on the Transamerica Revolver in addition to $2,010,915 in proceeds from the exercise of common stock options and warrants.

Year 2000
     Until recently, many computer programs were written using two digits as a space saving measure rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in the process of defining, assessing and converting, or replacing various internal computer programs and systems to ensure that these Information Technologies will be Year 2000 (Y2k) compliant. Implementation is expected to be completed before June 30, 1999 at which time the Company expects to have completed its plans to test Y2k compliance of critical systems. While the estimated Y2k costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.
     Non-Information Technology systems, which include embedded technology such as micro-controllers used in fax machines, photocopiers, telephone switches, security systems, and other common devices may also be affected by the Y2k Problem. The Company is currently assessing the potential effect , if any, and the cost of remediating the Y2k Problem with respect to its office and facilities equipment.
     While the Company continues to test its products, it believes these products, which do not utilize date codes, are Y2k compliant. However, the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control, it is not possible to be completely certain that all of the Y2k problems have been foreseen.
     In addition, the Company has initiated communications with third party suppliers to determine that the supplier's operations and the products and services they provide are Y2k compliant. Where practicable the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Y2k ready. A survey of the Company's major suppliers has revealed that 60% have Y2K compliance programs in place and are or will be Y2k compliant in a timely manner. In the event that these third parties are not Y2k compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.
     Recovery under existing insurance policies should be available depending upon the circumstances of a Y2k related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown which does not result in damage to a facility. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles in place under these policies.
     The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or fixing all Y2k problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to such a problem, our results of operations could be materially impacted.

Other Matters
     On September 1, 1998 the Company completed the sale of the assets of the CSG realizing a gain before taxes of approximately $27.6 million after transaction costs, interest and administrative expenses. The Company has incurred approximately $8.5 million in costs and expenses on a cumulative basis related to this product effort from January 1, 1996 through September 1, 1998.
     For the foregoing reasons, the Company earned net income of $18,062,953 for the nine months ended September 30, 1998 compared to a net loss of $(10,125,992) for the nine months ended September 30, 1997.
     Statements contained in this Form 10Q that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgement as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.

Part II.     Other Information
------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
a)       Exhibits - Exhibit 27 - Financial Data Schedule (Filed Electronically)

b) The following reports on Form 8-K are incorporated by reference as part of this report:

     Incorporated herein by reference to Form 8K dated October 23, 1998 - Adoption of Shareholder Rights Plan declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $.001 per share, of the Company. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of newly created series A preferred stock, par value $.001 per share, of the Company. The purchase price is $25 per one one-hundredth of a share of preferred stock, subject to adjustment. The description and terms of the rights are set forth in a Rights Plan dated October 9, 1998.
     Incorporated herein by reference to Form 8K dated September 16, 1998 - On September 1, 1998, the Company closed the sale of the assets of its Communications Systems Group (DSLAM) to Cabletron Systems, Inc. of Rochester, New Hampshire for approximately $33.5 million in cash.
     Financial Statements presented include; unaudited pro-forma balance sheet of Ariel Corporation as of June 30, 1998 reflecting the disposition of the CSG as if the transaction had occurred as of June 30, 1998 and unaudited pro-forma statements of operations for the six months ended June 30, 1998 and for the year ended December 31, 1997 as if the transaction had occurred at the beginning of the periods indicated.

         c)  The Company has filed reports on Form 8-K as follows:

                  -        Form 8-K filed September 16, 1998
                  -        Form 8-K filed October 23, 1998

                                       Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Ariel Corporation
                                                       -------------------------
                                                       Registrant






                                                       /s/ John R. Loprete
                                                       -------------------------
                                                       John R. Loprete
                                                       Controller
Date:  November 16, 1998