Form 10-K
period 1998-12-31
ARIEL CORP
filed 1999-04-01
CIK 911167

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------

                                    FORM 10-K

                  ANNUAL Report pursuant to Section 13 or 15(D)
                     of the securities exchange act of 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number: 0-25326

                                Ariel Corporation
                                -----------------
             (exact name of registrant as specified in its charter)

                 Delaware                               13-3137699
----------------------------------------- --------------------------------------
         (State of Incorporation)          (IRS employer identification number)

              2540 Route 130
           Cranbury, New Jersey                            08512
----------------------------------------- --------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                  609-860-2900
                      ------------------------------------
                        (Telephone Number, including area
                                      code)

                  --------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.001; Preferred Stock Purchase Rights
         --------------------------------------------------------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. _____


Aggregate market value of voting stock held by non-affiliates of registrant as of March 15, 1999, $17,826,637.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 9,775,150 shares outstanding as of March 15, 1999.

Number of pages -
Exhibit Index -
Documents incorporated by reference: None.

Item 1.  Description of Business

General

         The Company, incorporated in 1982 in Delaware is a technology company that has historically had Digital Signal Processing ("DSP") as its core strength. DSP is an enabling technology driving the emergence of rapidly growing technology markets such as Internet Service Providers ("ISP") and Remote Access Server ("RAS") markets (see "Industry Background"). In August 1997, the Company announced its intent to focus on the RAS market opportunity through product offerings that provide high density and cost effective remote access data solutions for open system platforms. The Company's remote access products target open system servers spanning a broad range of applications including telecommuting, internet processing and unified messaging. The RAS market is projected to grow from $2.5 billion in 1996 to over $8 billion by the year 2000 by International Data Corporation ("IDC"), a leading provider of information technology data, analysis and consulting services.

     Prior to 1996, the Company historically produced and sold DSP boards incorporating DSP processors developed by Texas Instruments, Inc. ("TI"), Motorola Inc., Lucent Technologies and Analog Devices Inc. ("ADI") which are designed to run on industry standard interfaces. The Company provided solutions to a customer's high-end DSP system needs either by the use of a company standard product, thereby reducing time-to-market, or by utilizing the Company's DSP expertise to custom design a DSP hardware and software solution. These products were marketed to Original Equipment Manufacturers ("OEMs") and the U.S. Department of Defense through an internal sales force and independent sales representatives in the United States and through independent sales representatives and dealers internationally.

     Beginning in 1996, the Company commenced shipping its first product aimed at the rapidly growing Computer Telephony Integration ("CTI") market. This product, the CTI-modem, incorporated multiple standard DSP chips in a single PC plug-in board and was targeted for the transaction processing market. To date, the majority of such shipments have been to one customer. During the third quarter of 1996, the Company began shipments of its T1-modem product which provides up to thirty v.34 modems in a single ISA bus slot and is incorporated by OEMs in RAS systems. During the third quarter of 1997, the Company began shipments of its T1-Modem+ product which provides up to thirty 56 kbps modems in a single ISA bus slot.

     In January 1996, the Company formed the Communications Systems Group (CSG) to begin development of an ADSL carrier class product targeting the needs of major telecommunications and network service providers and developed Horizon, a carrier class product. In October 1996, the Company retained Needham and Company, Inc. ("Needham") as a financial adviser to contact prospective strategic marketing partners for purposes of developing a strategic marketing relationship with regard to the Company's ADSL product. The Company's recent strategic decision to focus on the RAS marketplace led to the Company announcing in November 1997 its intent to seek a buyer for the CSG and the Horizon product. The carrier class product did not fit well into the Company's markets and customer base and the Company's working capital position could not sustain the continued investment needed to bring ADSL products to market. In June 1998, the Company agreed to sell the assets of the CGS to Cabletron Systems, Inc. (Cabletron). The transaction was completed in September 1998 and all members of the communications systems team were transitioned to the buyer.

     In May 1997, the Company introduced an open system networking solution, that allows Windows NT-based servers manufactured by various PC OEMs to function as a remote access server. This product is sold through the Company's internal sales force and value added resellers directly to end-users.

     In October 1998 the Company introduced its next generation RAS products - the RS2000 and RS2000c which utilize Peripheral Computer Interface (PCI) & Compact Peripheral Computer Interface (cPCI) technologies. This product will be sold through the Company's internal sales force, independent sales representatives, and value added resellers directly to end-users. The Company believes certain features and capabilities of these products make them more suitable for Internet Service Providers.

     For 1998, the Company reported sales of $17,445,829, an operating loss of $16,218,113, and net income of $12,076,506 or $1.25 basic earnings per share and $1.11 diluted earnings per share. Working capital amounted to $12,632,033, including $17,996,575 of cash and cash equivalents. For a more complete description of the results of operations please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, page 8.

Industry Background

         DSP is the conversion of signals - electrical representations of light, sound and other naturally occurring analog waveforms - into a stream of digital values (i.e., ones and zeroes) which may then be processed, manipulated, exchanged or stored by electronic systems in ways not possible when the signals are in analog form. DSP provides several processing advantages over analog technologies, including: (i) higher degrees of audio and video compression, resulting in greater storage and communication capacity; (ii) a greater ability to process and manipulate digital data, resulting in enhanced product performance; (iii) easier development and upgrades of multi-functional products through the use of reconfigurable software rather than dedicated analog hardware components, and (iv) the ability to provide a wide range of functions including integrated computer telephony, fax and data modems, voice mail, Internet access and CD quality audio in a single plug-in board which is upgradable over time. The Company believes that DSP's processing advantages over analog position DSP as an important technology for future generations of communications and consumer electronics products and personal computers, as well as emerging multimedia products. These advantages, combined with the declining cost and improved performance of DSP chips, have resulted in significant growth in the uses of DSP.

Data Communications Market

   The Company offers the industry's highest density and most cost-effective remote access data solutions for open systems platforms. The Company's standard and custom remote access products target open systems servers spanning a broad range of applications, including telecommuting, Internet access, corporate Intranet access, on-line services, transaction processing, and unified messaging. The company's high density RS1000, RS2000 and T1-Modem+ product families are remote access and modem pool solutions support V.90(56kbps), V.32, V.34, and ISDN remote access sessions and connect to T1, E1, ISDN and POTS lines.

General Purpose DSP Board Market and Applications

         DSP technology has been applied in a wide range of commercial and defense applications which often require the processing power of multiple DSP chips. Multiprocessing is often required in specialized applications such as medical imaging, instrumentation, professional audio, telecommunications, and defense electronics. The Company's multiprocessing DSP products enable signal-processing tasks to run concurrently on a low-cost computer platform. The Company will continue to sell and support such products to applications that provide returns sufficient to meet the Company's business model.

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

         T1-Modem. T1-Modem provides a twenty-four V.34 modem port solution in a single ISA slot for network OEMs. T1-Modem+ provides sixteen, twenty-four or thirty K56FLEX modems in a single ISA bus slot for network OEMs. The Company believes that T1-Modem product line and its successors address the requirements of the RAS concentrator market place.

         RS1000(TM) is an easy to install PC-board set that enhances any existing Windows NT-based server with a complete departmental remote access solution. RS1000 includes up to forty-eight 56-kbps digital modems and a single or dual PRI/T1 digital telephony interface providing the lowest cost per port available.

         RS2000 is the next generation to the RS1000 and T1-Modem+ product families. RS2000 utilizes PCI and cPCI interface Bus structures as found in standard PC and CompactPCI enclosures. All RS2000 family products support the
V.90 (56kps) modem standard.

         As a result of its November 1998 acquisition of Scii Telecom, the Company now offers PCI adapters for one, two and four ISDN Basic Rate Interface
(BRI) interfaces with support on both Windows and MAC-OS platforms.


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


Manufacturing and Quality Control

         The Company utilizes contract manufacturing for substantially all of its manufacturing processes, thereby allowing the Company to focus resources on product research and development, marketing and sales, and customer support. The Company's internal manufacturing operations consist primarily of production of prototypes, testing of non-turnkey products, manufacturing and test engineering, materials purchasing and inspection and quality control. In 1996, the Company implemented systems within operations to be full turnkey on its high volume product lines. The procurement of components, assembly, testing and quality control of these printed circuit board assemblies will be coordinated through a limited number of high quality contract manufacturers. The Company believes that such manufacturers are able to meet the Company's needs by reducing working capital requirements, producing high quality products and allowing the Company to focus its efforts on design rather than production. The Company monitors the performance and quality of the work performed by its outside contractors by using the Company's internal quality assurance procedures and by making regular visits to manufacturing facilities.

         The Company purchases DSP chips and certain other components from Lucent Technologies, Rockwell International, Inc., Motorola Inc., TI, and ADI, each of which manufacturers and is the sole supplier of DSP chips upon which specific products have been developed. The Company is currently investigating long-term agreements with these key suppliers and partners. Although the Company has not experienced any material difficulties in obtaining supplies or manufactured products, any reduction or interruption in supply or manufacturing from these third-party contractors would adversely affect its ability to continue to deliver its products.

Sales, Marketing and Customers

         The Company markets its product in the United States and Europe primarily through a direct sales force and through independent sales representatives. The Company recently hired a Senior Vice President-Marketing with over 20 years experience in marketing high-technology computer and communications products. Internationally, the Company sells its products through value added resellers and distributors in Europe, Israel and the Far East and maintains a sales office for one salesman in Berlin, Germany. In November 1998, the Company acquired Solutions for Communications for International ISDN, SA
(SCii), in Paris and is in the process of integrating its existing European sales group and product offerings with this subsidiary.

         The Company's direct sales force has historically targeted high-volume system integrators and OEM customers. An OEM customer who wishes to incorporate DSP technology into an end product can either design the DSP sub-system internally (make) or purchase (buy) the sub-system from a third party such as the Company. In a make versus buy scenario, buy decisions are often driven by time-to-market and cost consideration. The RS2000, RS1000 and T1-Modem+ products are end-user products. Prior to their introduction, the Company's product offerings have been components in an OEM product.

      While the Company will continue to seek OEM customers who require customized applications of the Company's products, going forward, sales and marketing efforts will shift from focusing on PC OEM's and enterprise markets to end users such as Internet Service Providers.

         The Company obtains most new sales prospects through advertising, existing customers, strategic relationships and trade show participation. Principal marketing activities include display advertising in trade publications, direct mail, trade show participation and a home page on the World Wide Web.


         The Company markets its products to networking and communications manufacturers and Internet Service Providers. In 1996, sales to Corsair Inc. accounted for approximately 32% of the Company's sales. In 1997, sales to Corsair and Cabletron accounted for approximately 19% and 11%, respectively, of the Company's total sales. All outstanding purchase orders for Corsair were completed during the first calendar quarter of 1997. In March 1998, the Company announced it had reached an agreement to supply Compaq Computer Corporation (Compaq) its T1-Modem+ product. In 1998 Compaq accounted for approximately 25% of the Company's sales. Cabletron and Transaction Network Services accounted for 14% and 13%, respectively, in 1998.


Product Research and Development

         The Company has continued to focus its research and development efforts on data communication products targeting the RAS and ISP markets. The Company's ongoing product development activities also include the enhancement of current products, the adaptation of third-party technologies to its products and the development of new product options and features. From time to time, the Company has employed consultants to perform certain research and development functions. The Company has continued this practice in 1998 as a means of augmenting its internal research and development capabilities.

         The Company incurred $6,722,905 (38.5% of sales) in research and development expense for 1998, including In-Process Research and Development costs of $297,330 incurred in its November acquisition of SCii. These costs included approximately $2,309,430 (13% of sales) related to the CSG. This compared to $8,182,584 or 62% of sales in 1997 and $5,750,413 or 44% of sales in 1996. 1997 expenses are net of a $750,000 payment received from TI for non-recurring engineering expense related to a cooperative and licensing agreement signed on September 12, 1997 (see "Intellectual Property").



         The Company believes that the timely enhancement of its existing products and development of new products is critical to maintaining its competitive position. The Company's ongoing product development activities also include the enhancement of current products, the adaptation of third-party technologies to its products and the development of new product options and features. The Company is currently focusing its research and development efforts on data communications products aimed at the Technical Original Equipment Manufacturers and ISP markets.

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

         On September 12, 1997, the Company announced it had signed a five year cooperative development and licensing agreement with TI. Under terms of the agreement, the Company was to participate in the development of products which incorporate the Company's proprietary software into DSP products to be sold by TI. The Company received an initial fee of $750,000 for its non-recurring expenses, which is accounted for as an offset to research and development expense for the three months and year ended December 31, 1997. Effective February 1998, the Company terminated this agreement for convenience, as stipulated in the agreement.


Backlog

         Firm backlog shippable within a twelve month period was approximately $2.1 million at December 31, 1998, compared to approximately $7.2 million at December 31, 1997. The Company's order trend is characterized by delivery cycles that range from several days to quantities deliverable over several months. Further, customers may revise scheduled delivery dates or cancel orders. Accordingly, the portion of sales in each fiscal quarter derived from backlog at the beginning of such quarter varies based on the customer's required delivery dates.


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

         There is no assurance that the Company will be able to compete successfully or develop competitive products in the future. The Company believes it has substantially strengthened its competitive position in the data communications marketplace with the introduction of the T1-Modem, T1-Modem+, RS1000 and , RS2000 products.


Employees

         As of December 31, 1998, the Company had 106 employees, including 15 in Europe and 6 part-time employees. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.

Item 2.  Properties

         The Company maintains office and light assembly space comprising approximately 30,000 square feet at 2540 Route 130, Cranbury, New Jersey pursuant to a lease, expiring January 2001, at an annual rental of approximately $387,600. The Company has two five-year options to renew the lease at fair market value. The Company also maintains branch or subsidiary offices in San Diego, California, Paris and Montpilier, France and Portsmith, UK as well as regional sales offices in, Nashville, Tennessee, and Berlin, Germany and a regional marketing office in Santa Barbara, California.

         In December 1996, the Company leased 11,740 square feet in Piscataway, New Jersey for office and laboratory use related to its ADSL product development efforts. This lease was assigned to Cabletron on September 1, 1998 as part of the sale of the CSG.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         From January 24, 1995 to December 7, 1995, the Company's common stock and warrants were traded principally on the NASDAQ Small Cap Market ("NASDAQ") and also on the Boston Stock Exchange ("BSE"). Effective December 15, 1995, the Company's common stock and warrants began trading on NASDAQ and ceased trading on the BSE. In June 1996, all outstanding warrants were exercised by the holders, leaving the Company's common stock as the sole trading security. The following table sets forth the high and low closing prices for the Company's common stock shares during the periods indicated:

                                                          High     Low
         1997
         1st Quarter                                      13 3/4   6 3/8
         2nd Quarter                                       8 7/8   5 1/8
         3rd Quarter                                       9 5/16  6 3/8
         4th Quarter                                       8 5/8   5 1/4

         1998
         1st Quarter                                      11 1/2   5 3/8
         2nd Quarter                                      10 1/2   5 13/16
         3rd Quarter                                      9 7/16   2 1/2
         4th Quarter                                      4 5/16   2 1/16

         1999
         January 1 through March 15, 1999                 3 7/16   1 11/16


         On March 15, 1999, the closing price of the Company's common stock was $1.97.

         There are approximately 101 shareholders of record as of March 15, 1999, excluding the beneficial owners whose securities are held in street name which the Company approximates at 4,600.

Dividend Policy

         No cash dividends have been declared on the Company's common stock through March 13, 1999 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

         On October 9, 1998, the Board of Directors of the Company adopted a rights plan pursuant to which it declared a dividend of one preferred share purchase right for each outstanding shares of common stock. Each right entitles the registered holder to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.001 per share. The purchase price is $25 per one one-hundredth of a share of Preferred Stock, subject to adjustment. Until the occurrence of certain triggering events, the rights will be evidenced only by the outstanding common stock certificates on the books and records of the Company maintained by its transfer agent and will not be separately issued.



Item 6.  Selected Financial Data

         The Selected Financial Data of Ariel Corporation, at and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's audited financial statements, which were audited by PricewaterhouseCoopers L.L.P., independent accountants. The reports of such accountants with respect thereto, at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 appear elsewhere in this Form 10-K.

         The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," and the Financial Statements of the Company and the Notes to Financial Statements included elsewhere in this Form 10-K.



                                                1998           1997          1996          1995          1994
--------------------------------------------------------------------------------------------------------------------
Statements of  Operation Data:
Sales                                      $ 17,445,829  $ 13,201,916   $ 13,030,637   $  9,515,433    $ 6,865,249
Operating costs and expenses                 33,663,942    26,288,153     22,576,475     12,935,571      8,356,429
Operating loss                              (16,218,113)  (13,086,237)    (9,545,838)    (3,420,138)    (1,491,180)
Net income/(loss)                            12,076,506   (12,761,399)    (8,801,457)    (3,223,401)    (1,456,473)
Earnings/(loss) per share - Basic                  1.25         (1.39)         (1.10)          (.68)          (.47)
Earnings/(loss) per share - Diluted                1.11         (1.39)         (1.10)          (.68)          (.47)
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents and marketable
  securities                                $17,996,575    $2,645,864    $10,625,960    $13,979,009       $313,189
Working capital                              12,632,033     4,329,018     13,795,614     16,084,594        844,478
Equipment, net                                1,365,354     2,382,645      2,036,897        567,941        441,141
Total assets                                 33,682,380    11,121,667     20,103,064     18,932,434      3,010,579
Long-term debt                                  332,834     2,367,147            ---            ---            ---
Stockholders' equity                         19,705,497     5,133,213     16,198,896     16,989,104      1,015,913

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the accompanying notes set forth on pages F-1 through F-21.

Overview

         The Company was founded in September 1982 to design, manufacture and market digital signal processing hardware and software products. Prior to 1993, the Company devoted substantially all of its resources to supporting DSP chip vendors and DSP users by providing hardware and software development tools to applications developers. From 1993 to mid-1995, the Company directed its sales, marketing and product development efforts towards the DSP OEM market. In mid-1995, the Company began development of the CTI-Modem product targeting the CTI market and commenced shipments in 1996. During the third quarter of 1996, the Company began shipments of its T1-Modem product and during the third quarter of 1997, began shipments of the Company's T1-Modem+ product which targets the RAS markets. In 1997, the Company introduced its RAS open systems network solution product family. The Company, which had been generally profitable since inception, began to incur losses in 1993 and incurred net losses of $12,761,399, $8,801,457, and $3,223,401 for calendar years 1997, 1996 and 1995, respectively.
In 1998, the Company showed net income of $12,076,506 which included a one time gain of $29,537,896 on the sale of assets related to the CSG product.

Results of Operations

         The following table sets forth certain Statements of Operations data as a percentage of sales for the periods indicated.
                                          For the Years Ended December 31,
                                          --------------------------------
                                           1998         1997         1996
                                           ----         ----         ----
Sales                                     100.0%       100.0%       100.0%
Cost of goods sold                         68.6         54.4         49.7
Gross profit                               31.4         45.6         50.3
Sales and marketing expenses               30.2         33.3         30.3
General and administrative expenses        55.7         46.5         49.0
Research and development expenses          38.5         62.0         44.2
Restructuring charge                          -          2.9            -
Loss from operations                      (93.0)       (99.1)       (73.3)
Other, net                                164.3          2.5          5.7
                                          -----        -----        -----
    Income/(loss) before income
          tax benefit                      71.3        (96.7)       (67.5)
Provision for income taxes                  2.1            -            -
                                          -----        -----        -----
    Net Income/(loss)                      69.2%       (96.7)%      (67.5)%
                                          =====        =====        =====

Year Ended December 31, 1998 Compared to December 31, 1997

         Worldwide sales were $17,445,829 for 1998, an increase of $4,243,913 or 32.1% from $13,201,916 for 1997. Domestic sales for 1998 were $15,720,887 compared to $12,035,000 for 1997, an increase of $3,685,887 or 30.6%. This increase in domestic sales for 1998 reflects increased shipments of the Company's remote access RS1000, T1 modem and T1 Modem+ products primarily to pc OEM's. Such increases were offset by decreased shipments of various DSP OEM products. During the past twelve months, the Company has focused its sales and marketing efforts on the rapidly growing remote access market targeting enterprises and PC manufacturers. Going forward, the Company will continue to target remote access customers. However, selling and marketing efforts will shift from pc OEM customers and enterprise markets to focus primarily on end users such as Internet Service Providers. Technical OEM customers who require customized applications of the Company's products will continue to be a part of the Company's customer base. Since a significant portion of 1998 sales were derived from pc OEM customers, the Company expects revenues in first half of 1999 to fall below the same period in 1998 as marketing and sales efforts shift to those markets. Sales internationally were $1,724,942 for 1998 compared to $1,166,916 for 1997. This growth is a result of an increase in export sales of DSP OEM products to existing customers. Sales for remote access products has not increased as rapidly in the international markets due to focusing selling and marketing efforts largely on the domestic markets.

         Gross profit decreased $541,066 to $5,480,609 for 1998 compared to $6,021,675 for 1997. Gross profit margin decreased from 45.6% for 1997 to 31.4% for 1998. The decrease in margin is due, in part, to the continued shift in product mix from higher margin DSP OEM products to lower margin data communications products. Sales to OEMs typically yield lower gross margins. Additionally, 1998 profit margins reflect a charge of approximately $2.0 million for the write-down of certain inventory primarily related to T1 Modem+ and RS1000 products. The write-down was the result of a substantial reduction in demand from several major customers including Compaq Computer Corp. The Company negotiated additional sales with Compaq in the fourth quarter and has sought new markets for these products. However, due to the introduction of the Company's next generation RS2000 product family in September 1998, and the Company's change in focus from pc OEM's to Internet Service Providers, management does not expect additional demand for these products from Compaq and other T1-Modem+ customers going forward. Consequently, current inventory levels are projected to be in excess of expected consumption in 1999. 1998 gross profit margins were 42.9% before this write-down.

         Sales and marketing expenses were $5,265,542 or 30.2% of sales for 1998 compared to $4,400,786 or 33.3% of sales for 1997. The increase of $864,756 reflects increased wages, benefits and related travel of approximately $675,000 as the Company shifted its sales force to a more senior data communications group in 1998. Consulting expenses increased $207,000 due primarily to fees for international sales reps as the Company expanded its European presence. Depreciation expenses increased $165,000 reflecting an increase in customer demonstration and "loaner" programs. These increases were offset by decreases in marketing, advertising and trade show costs of approximately $135,000, and commissions of $147,000 that are consistent with the shift from DSP OEM customers to larger pc OEM's in 1998.

         General and administrative expenses were $9,710,275 or 55.7% of sales for 1998 compared to $6,145,088 or 46.5% in 1997, an increase of $3,565,187.
Included in general and administrative expenses for 1998 was non-recurring expense related to severance and separation agreements of approximately $842,000 with respect to an officer of the Company and a consultant. Recruitment expense increased by approximately $208,000 in 1998 for fees paid to recruiting firms for the CEO and CFO positions. Bonuses to management and other administrative personnel were approximately $1,315,000 higher than 1997 due to bonuses for efforts in selling the CSG. Provisions for doubtful accounts increased by approximately $820,000 due primarily to Hayes Microcomputer Products, Inc. and its affiliates filing for bankruptcy under Chapter 11 of the Federal Bankruptcy Code on October 9, 1998. Reserves for warranty expenses increased by $223,000 due mostly to the return of custom products from one customer. That customer was shipped an upgraded product and the Company does not anticipate any additional returns from that shipment. General and administrative expenses in 1998 also include approximately $100,000 from the Company's European subsidiary representing expenses from the acquisition date through December 31, 1998. In addition to these expenses, $92,000 of expense was incurred in 1998 for the amortization of goodwill and other intangible assets recognized in the acquisition. (See Financial Statement Note 3 for details.)

         Research and development expenditures were $6,722,905 or 38.5% of sales for 1998 compared to $8,182,584 or 62.0% of sales for 1997, a decrease of $1,459,679. Approximately $1,783,000 of the decrease is due to the sale of the CSG on September 1, 1998. Other decreases include a reduction to wages of approximately $376,000 and contract labor and materials of $348,000 related to certain discontinued development projects that were not part of the CSG. 1998 expenses also included approximately $75,000 for research and development costs for the period from November 23, 1998 through December 31, 1998 related to the Company's French subsidiary and a charge of $297,330 for in-process research and development expense recognized at the acquisition. Included in 1997 expense, as an offset, is a payment of $750,000 received from TI for non-recurring engineering expenses in conjunction with a Cooperative and Licensing Agreement signed on September 12, 1997. The Company subsequently terminated this agreement on February 19, 1998.

         Other income included a gain on the sale of assets related to the CSG of $29,537,896. On September 1, 1998, the Company completed the sale of all of the assets of its Communications Systems Group, (CSG or DSLAM unit), to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire for $33,500,000. Expenses of the transaction netted against the proceeds were approximately $3,962,104. (See Note 9 to the Financial Statements.)

         Interest expense of $1,371,970 reflects a one time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan the Company drew down on February 19, 1998 against the anticipated proceeds of this sale. Under the terms of the Bridge Loan, the note matured upon the sale of the CSG. Other interest expense consisted primarily of interest on the term and revolving credit notes outstanding under a credit facility with Transamerica. (See Note 8 to the Financial Statements.

         Interest income of $432,596 consisted of income from the investment of the Company's cash.

         A tax provision of $368,632 reflects the Company's estimated federal and state income tax liability for its 1998 income. This liability was partially offset by the use of net operating losses (NOL's) the Company incurred in previous years. Alternative Minimum Tax rules limits the use of such NOL's to entirely offset 1998 income taxes.

         For the foregoing reasons the Company reported net income of $12,076,506 for the year ending December 31, 1998 as compared to a net loss of $12,761,399 for the year ending December 31, 1997.

Year Ended December 31, 1997 Compared to December 31, 1996

         Worldwide sales were $13,201,916 for 1997, an increase of $171,279 or 1.3% from $13,030,637 for 1996. Domestic sales for 1997 were $12,035,000 compared to $11,476,056 for 1996, an increase of $558,944 or 4.9%. This increase in domestic sales for 1997 reflects increased shipments of the Company's T1 modem and CTI modem products offset by decreased shipments of various DSP OEM products. During the past twelve months, the Company has focused its sales and marketing efforts on the rapidly growing remote access market in conjunction with its data communications products. Export sales were $1,166,916 for 1997 compared to $1,554,581 for 1996. The decrease is a result of lower export sales to certain DSP OEM customers in the audio and medical industries.

         Gross profit decreased to $6,021,675 for 1997 compared to $6,548,490 for 1996. Gross profit margin decreased from 50.3% for 1996 to 45.6% for 1997. The decrease in margin reflects the shift in product mix from higher margin DSP OEM products to lower margin data communications products. Initially, the cost to the Company to produce data communications products through its outside contract manufacturer is higher due to small volumes. The Company expects to lower its materials costs related to such products through volume discounts and competitive bidding. Sales to OEMs typically yield lower gross margins, but such lower margins are somewhat offset by lower advertising and marketing expenses due to the direct sales channel.

         Sales and marketing expenses were $4,400,786 or 33.3% of sales for 1997 compared to $3,952,723 or 30.3% of sales for 1996. The increase of $448,063 reflects increased trade show expenses of approximately $263,000 relating to first time attendance at certain trade shows where the Company's T1-Modem+ and

Horizon products were introduced. Additionally, marketing expenses increased by approximately $105,000 reflecting initial promotional expenses incurred for the Company's RS1000 product line. Salaries and related benefits increased by approximately $86,000 reflecting the addition of a Vice President of Sales in July 1997 and a change in the mix of the direct sales force to a more experienced data communications background. Recruitment expenses increased by $95,000 as a result of the change in the direct sales force. Advertising expenses decreased by approximately $135,000 reflecting a decrease in DSP OEM advertising over the second half of 1997.

         General and administrative expenses were $6,145,088 or 46.5% of sales for 1997 compared to $6,383,192 or 49.0%, a decrease of $238,104. Included in general and administrative expenses for 1996 was non-recurring severance expense of approximately $284,000 with respect to certain management personnel and relocation costs of approximately $142,000 related to an officer of the Company. Recruitment expense decreased by approximately $80,000 in 1997 reflecting a decrease in fees paid to recruiters and for recruitment print advertising.

         Research and development expenditures were $8,182,584 or 62.0% of sales for 1997 compared to $5,758,413 or 44.2% of sales for 1996, an increase of $2,424,171. Included in expense as an offset is a payment of $750,000 received from TI for non-recurring engineering expenses in conjunction with a Cooperative and Licensing Agreement signed on September 12, 1997. The Company subsequently terminated this agreement on February 19, 1998. Salaries and related expenses increased by approximately $1,394,000 reflecting an increase in engineers to meet the increased demands for internal product development in the data communications and Horizon product groups. Additionally, outside contract labor increased by approximately $329,000 related to projects for Horizon and data communications products offset by a decrease in DSP OEM projects of approximately $61,000. Depreciation expense increased by approximately $220,000 reflecting depreciation of leasehold improvements for the Piscataway office space and a higher rate of depreciation rate related to the increase in capital equipment for engineers. The Company anticipates that the level of research and development spending will decrease during 1998 due to a combination of the discontinuance of certain project and either the sale or spin-off of the Horizon product group by June 30, 1998.

         1997 operating expenses include a provision for restructuring of $379,454. These expenses relate to severance and related benefits expenses for the Company's vice-chairman and other terminated employees. The expenses were paid in 1998.

         For the foregoing reasons the Company reported a net loss of $12,761,399 for the year ending December 31, 1997 as compared to a net loss of $8,801,457 for the year ending December 31, 1996.

Liquidity and Capital Resources

         As of December 31, 1998 working capital amounted to $12,632,033, including $17,996,575 of cash and cash equivalents. The Company expects to incur operating costs and expenses in excess of expected revenues as the Company executes its business strategy in the Remote Access market.

         The Company maintains a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. This facility provides for a five-year, term loan and a three-year, $4.0 million revolving credit facility ("Revolver"). The term loan provided for an initial advance of $3.0 million. The Revolver provides for up to $4.0 million in advances based on a formula of cash, eligible accounts receivable and inventory. As of December 31, 1998 the Company had drawn $2.5 million against the Revolver. Additionally, the Revolver can be extended for two additional one-year periods. As of December 31, 1998, there was $2,684,009 outstanding under the term loan. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 1998, the interest rate in effect was 11.66%. The interest rate in effect under the Revolver is based on the prime rate plus 2.50%.

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loans if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

         The Company was not in compliance with certain financial covenants at December 31, 1998, and is in discussions with Transamerica to obtain an unconditional waiver with respect to those covenants for the fiscal year ending December 31, 1998. Such covenants, as amended, are as follows: minimum gross profit margin of 35% for the fiscal year ended December 31, 1998; and accounts receivable collection period of 55 days. The Company anticipates being in compliance with such financial covenants in the future, based on increased levels of new product sales. Transamerica has reviewed the Company's forecasted balance sheets and statements of operations for 1999, and does not deem the information contained in such documents as a material adverse event. However, as these forecasts do not comply with certain covenants for 1999, the Company is also in discussions to amend those covenants as appropriate. Management acknowledges that such statements involve risks and uncertanties but believes they are reasonable and the likelihood of the occurrence of a material adverse event is remote.


         During the year ended December 31, 1998, there was a net increase in cash and cash equivalents of $15,350,711, including an amount of $31,348,753 in proceeds net of transaction costs from the sale of assets related to the CSG. On July 27, 1998 the Company received a deposit of $5,000,000 on the sale and on September 1, 1998 the Company received the remaining gross proceeds of $28,500,000 under the above referenced sale. At December 31, 1998, cash and cash equivalents amounted to $17,996,575. Working capital amounted to $12,632,033 at December 31, 1998 compared to $4,329,018 at December 31, 1997, an increase of $8,303,015.


         Net cash used in operating activities for 1998 amounted to $16,176,526. The negative cash flow from operations was primarily the result of the Company's net operating loss of $16,218,113. Additional operating decreases include accounts receivable of $2,813,966 reflecting an increase in collection days, and, increases in inventory balances of $1,700,796 related to slow moving and excess inventory.


         Net cash provided by investing activities for 1998 amounted to $27,284,599. This included proceeds net of transaction costs of $31,348,753 from the sale of the CSG and a decrease due to acquisitions of $3,340,122 net of cash acquired of $48,908. Capital expenditures of $724,032 reflected purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.


         Net cash provided by financing activities for the year ended December 31, 1998 amounted to $4,242,638, reflecting net proceeds of $2,500,000 received as a result of a draw on the Transamerica revolving credit facility and $2,051,412 in proceeds from the exercise of common stock options. Additionally, decreases of $308,774 were incurred on principal payments of long term debt.


         During the year ended December 31, 1997, there was a net decrease in cash and cash equivalents of $1,980,719, including a net amount of $5,993,634 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. On June 13, 1997 the Company received gross proceeds of $3,000,000 under the above referenced term loan. At December 31, 1997, cash and cash equivalents amounted to $2,645,864. Working capital amounted to $4,329,018 at December 31, 1997 compared to $13,795,613 at December 31, 1996, a decrease of $9,466,595.

         Net cash used in operating activities for 1997 amounted to $10,581,713. The negative cash flow from operations was primarily the result of the Company's net loss of $12,761,399, partially offset by a decrease in accounts receivable of $1,773,918 reflecting lower sales in the fourth quarter of 1997 compared to the fourth quarter of 1996.


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


         Net cash provided by financing activities for the year ended December 31, 1997 amounted to $4,051,417, reflecting proceeds of $3,000,000 received as a result of the Transamerica term loan and $1,084,270 in proceeds from the exercise of common stock options.

         During 1996, there was a net decrease in cash and cash equivalents of $9,352,426, of which a net amount of $5,924,544 was used to purchase marketable securities, resulting in a year-end cash balance of $4,626,583.

         Net cash used in operating activities for 1996 was $9,153,539. The negative cash flow from operations was the result of the Company's net loss of $8,801,457 for the year ended December 31, 1996. Additionally, accounts receivable increased by $1,729,020 reflecting increased sales volume during the fourth quarter of 1996, and specifically in the month of December 1996. Inventories increased by $1,312,492 as a result of the Company's decision to order key raw material components in ample quantity to meet anticipated demand of its CTI T1-Modem product which began shipping during the third quarter of 1996.

         Net cash used in investing activities for 1996 amounted to $8,005,951 reflecting a net amount of $5,924,544 used to purchase high quality government agency securities with maturities greater than three months, and $2,081,407 reflecting purchases of computer and peripheral equipment to support the increase in engineering and professional staff and purchase of the equipment and leasehold improvements related to the Company's relocation to a larger facility in January 1996.

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

         Cash flows from financing activities for 1996 amounted to $7,807,064. As previously discussed, the Company received $6,554,501 from the exercise of the outstanding publicly traded warrants. Additionally, the Company received $768,000 resulting from the exercise of 150,000 unit purchase options issued to the Company's underwriters in conjunction with its initial public offering. Such options entitled the holders to purchase for an aggregate consideration of $768,000, 150,000 Underwriter Units. Upon exercise, each Underwriter Unit entitled the holder to one share of common stock and one warrant. The Company also received $516,087 from the exercise of outstanding stock options.

         Statements contained in this Form 10-K that are not historical facts are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, changing market conditions and the other risks detailed in the Company's prospectus and from time to time in other filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date of this document. The Company disclaims, however, any intent or obligation to update these forward looking statements.

Readiness of Year 2000

Until recently, many computer programs were written using two digits as a space saving measure rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in the process of defining, assessing and converting, or replacing various internal computer programs and systems to ensure that these Information Technologies will be Year 2000 (Y2k) compliant. Implementation is expected to be completed before September 30, 1999 at which time the Company expects to have completed its plans to test Y2k compliance of critical systems. While the estimated Y2k costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Non-Information Technology systems, which include embedded technology such as micro-controllers used in fax machines, photocopiers, telephone switches, security systems, and other common devices may also be affected by the Y2k Problem. The Company is currently assessing the potential effect, if any, and the cost of remediating the Y2k Problem with respect to its office and facilities equipment.

While the Company continues to test its products, it believes these products, which do not utilize date codes, are Y2k compliant. However, the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control, it is not possible to be completely certain that all of the Y2k problems have been foreseen.

In addition, the Company has initiated communications with third party suppliers to determine that the supplier's operations and the products and services they provide are Y2k compliant. Where practicable the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Y2k ready. A survey of the Company's major suppliers has revealed that 82% have Y2K compliance programs in place and are, or will be, Y2k compliant in a timely manner. In the event that these third parties are not Y2k compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

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

Adoption of Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full-set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. There were no items classified as other comprehensive income for the periods ending December 31, 1997 and 1996.

The following table sets forth a reconciliation and the components of comprehensive income for the twelve months ending December 31, 1998:

                                                          12 Months Ending
                                                          December 31, 1998
                                              Net Income    $12,076,506
           Other comprehensive income/(loss) net of tax:
  Unrealized gain/(loss) on foreign currency translation         20,640
                                                            -----------
                                    Comprehensive income    $12,097,146
                                                            ===========

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers, SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. On September 1, 1998 the Company sold the assets of the CSG to Cabletron Systems, Inc. Operating expenses for the CSG were approximately $2,309,430, $4,093,756 and $2,004,812 for the years ending December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998 the Company has no segments that qualify for reporting under SFAS No. 131.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized asset or firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company currently does not hedge foreign-currency-denominated-transactions. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS No. 133 is not expected to be material.

         In March 1998, the American Institute of Ceritified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative, and training costs are not to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998; therefore, the Company will adopt the provisions as of January 1, 1999.



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

        Name          Age                      Position

Jay H. Atlas          54        Chief Executive Officer, President, and Director
Anthony M. Agnello    49        Chairman of the Board of Directors
Brian A. Hoerl        43        Vice President of Sales
John R. Loprete       38        Vice President of Finance
Dennis Schneider      50        Senior Vice President of Marketing
Edward D. Horowitz    51        Director
Harold W. Paul        50        Director, Secretary
Etienne A. Perold     43        Director
Robert J. Ranalli     61        Director
Theodore J. Coburn    44        Director

         Jay H. Atlas joined the Company as its Chief Executive Officer and President in December 1998. He was appointed a director of the Company in January 1999. From 1995 to 1998 he served as the President and CEO of CTF Group, a management consulting firm. Since 1998 he has served as a trustee of the Kobrick Investment Trust, a group of mutual funds. He has more than 30 years experience in the industry including 20 years at Digital Equipment Corp. including senior management positions in sales, service and marketing.

         Anthony M. Agnello co-founded the Company in 1982 and has served as Chairman of the Board and Chief Executive Officer. He has been a member of the compensation committee since June 1995. He also held the title of President from 1988 until September 17, 1996. In December 1998, Mr. Agnello resigned as Chief Executive Officer simultaneously with the appointment of Mr. Atlas to that position.

         Dennis Schneider joined the Company as Vice President of Marketing in December 1998. For more than the past five years, he has been a marketing consultant to major corporations in the computer, networking and telecommunications industry including Chase Manhattan Bank, Andersen Consulting, IBM and Lucent Technologies. He has more than 25 years experience in the industry, holding senior marketing and general management positions with Digital Equipment Corporation and as an officer of Motorola Inc.

         Brian A. Hoerl joined the Company in November 1993 as Vice President of Sales. He was appointed President and Chief Operating Officer effective September 17, 1996. On December 21, 1998, Mr. Hoerl resumed the position of Vice President of Sales with the appointment of Jay Atlas as President and CEO.

         John R. Loprete joined the Company in April 1998, and was appointed Vice President of Finance in January 1999. He is a CPA with over 15 years experience in finance and accounting. His experience includes eleven years with Concurrent Computer Corporation, a Florida based computer manufacturer.

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

         Etienne A. Perold has been a Director of the Company since August 1995. For more than five years Mr. Perold has been a management consultant specializing in the area of organizational communication and leadership development.

         Robert J. Ranalli has been a Director of the Company and a member of the Audit Committee since August 1995. He has been a member of the Compensation Committee since March 1998. Mr. Ranalli served as President of AT&T Consumer Services from 1984 until his retirement in 1994, and three year terms each as Chairman of the Board for AT&T Universal Card Services and AT&T Transtech Services.

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

         The Company's Board of Directors is composed of seven directors. The Board of Directors are divided into three classes and the members of each class are elected at the annual meeting of the stockholders held in the year in which the terms for that class expire, as follows: Messrs. Perold and Atlas have terms expiring in 1999; Messrs. Ranalli and Horowitz have terms expiring in 2000; and Messrs. Agnello, Paul and Coburn have terms expiring in 2001. The incumbent Board serves as a nominating committee for new directors.

         Mr. Atlas is a full-time employee who does not receive additional renumeration for serving as a director. In 1995, the Company compensated outside (i.e. non-employee) directors by issuing options to purchase 30,000 shares of common stock to Mr. Paul, options to purchase 10,000 shares of common stock to Mr. Perold, and options to purchase 50,000 shares of common stock to each of Messrs. Horowitz and Ranalli. In 1996, the Company granted 36,000 options from the 1996 Directors Plan to Mr. Perold - 12,000 per year, for his continued services as a director through the 1999 Annual Stockholders Meeting. In 1997, the Company granted Messrs. Ranalli and Horowitz 25,000 options each for each year he serves on the Board. In 1998, the Company granted Mr. Paul 15,000 options for each year he serves on the Board. On March 2, 1998, the Company granted Mr. Coburn options for joining the Board. The Company also reimburses its outside directors for their expenses incurred in attending meetings of the Board of Directors. Effective June 1998, the Board of Directors adopted a policy to standardize compensation to outside directors at 10,000 common stock purchase options for each year of service together with an annual cash payment of $6,000.

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

         Section 16 (a) of the Securities and Exchange Act of 1934 requires Ariel's directors and executive officers to file with the SEC initial reports of ownership and reports of changes in ownership of Ariel's common stock. Ariel believes that during the fiscal year ended December 31, 1998, its officers and directors complied with all these filing requirements except for one option exercise transaction by Etienne Perold and the initial report of ownership by Theordore Coburn both of which were inadvertently omitted and later reported in an amended filing. In making this statement, Ariel has relied upon the representations of its directors and executive officers. The Company does not believe any other stockholders are subject to Section 16 (a) filing requirements.

Item 11. Executive Compensation

         The following table summarizes the compensation earned over the last three fiscal years by the Chief Executive Officer, three executive officers and two other individuals who were not serving as executive officers at year end, whose earned compensation exceeded $100,000 for the year ended December 31, 1998.

                          SUMMARY COMPENSATION SCHEDULE


                                      Annual Compensation                         Long-Term Compensation
                                      -------------------                         ----------------------
                                                             Other Annual       Number of        All Other
                            Year       Salary       Bonus    Compensation        Options       Compensation
                            ----       ------       -----   ---------------      -------      ----------------
1. Jay H. Atlas             1998      $5,288(1)       ---            ---             486,000            ---
                            1997
                            1996
2. Anthony Agnello          1998    $193,077     $950,000(2)     $17,792             175,000        $605,000(3)
                            1997    $193,462          ---        $18,780                 ---          $5,338
                            1996     202,408       65,000         19,669                 ---           4,476
3. Brian Hoerl              1998    $189,269     $255,417(4)     $19,609               20,000          5,000
                            1997     181,231       47,104         20,393                  ---          3,228
                            1996     159,470       36,888         13,214               50,000            ---
4. Jeffrey Sasmor           1998         ---          ---            ---                  ---        227,750(5)
                            1997     140,539          ---         14,507               40,000         84,019
                            1996     154,166       30,000        137,747                  ---          3,578
                            1995     140,000          ---         15,775                  ---          2,800
5. Gerard E. Dorsey         1998      61,268          ---         14,092                  ---        125,139(6)
                            1997     146,538          ---         24,461                  ---          4,396
                            1996     150,000          ---         20,020                  ---          4,500
                            1995         ---          ---            ---                  ---            ---
6. John Lynch               1998     155,769       28,077         15,096               25,000         84,363(7)
                            1997     150,000          ---         31,569(6)               ---          8,536
                            1996     148,847          ---         12,092                  ---          4,465
                            1995         ---          ---            ---                  ---            ---
----------------------------------------------------------------------------------------------------------------

(1) Reflects employment commencement date of December 21, 1998

(2) Reflects CSG sale bonus of $950,000

(3) Includes accrued severance of $600,000 paid in 1999 and 401K match - $5,000

(4) Includes CSG sale bonus of $200,000 and executive quarterly bonus

(5) Includes severance pay of $205,000 and option exercise of $22,750

(6) Includes 401K match of $1,809 and option exercise of $123,330

(7) Includes option exercise of $77,140, accrued vacation payout 1998 of $2,458 and 401K match of $4,765

Employment Agreements

         Jay H. Atlas is employed under a three year employment agreement effective December 21, 1998 pursuant to which he is paid a base salary of $275,000. He is eligible for a bonus of 50% of his annual base salary based upon the attainment of certain goals set by the Board of Directors. Upon execution of the employment agreement, Mr. Atlas was granted an aggregate of 486,000 common stock purchase options exercisable at $2.38 per share, vesting over a four year period from December 21, 1999 through December 21, 2002. Dennis Schneider is employed under a written employment agreement effective December 21, 1998 pursuant to which he is paid a base salary of $200,000. He is eligible for a bonus of 80% of his annual base salary based upon the attainment of certain goals set by the Company's management. Upon execution of the employment agreement, Mr. Schneider was granted an aggregate of 95,000 common stock purchase options exercisable at $2.38 per share vesting over a five year period commencing December 21, 1999 through December 21, 2002. Brian Hoerl is employed under a three year employment agreement effective September 3, 1996 pursuant to which he is paid a base salary of $190,000 and an annual bonus of $47,000. John Lynch is employed under a five year agreement commencing November 5, 1996 pursuant to which he is paid a base salary of $150,000. Both Mr. Hoerl and Mr. Lynch have previously been granted common stock purchase options from time to time pursuant to their employment agreements. Each of these employees have executed non-competition and non-solicitation agreements with the Company pursuant to which for a specified period following the termination of their employment, they have agreed not to solicit the Company's customers or employees or to become associated with the Company's competitors. Mr. Agnello resigned as Chief Executive Officer of the Company effective upon Mr. Atlas' employment in December 1998. Mr. Agnello entered into an agreement with the Company in December 1998 providing for a one time severance payment of $600,000 in March 1999 and the issuance of 100,000 common stock purchase options at $2.38 per share. Additionally, Mr. Agnello entered into a two year consulting agreement with the Company pursuant to which is paid $50,000 per year. His non-competition and non-solicitation agreements have been extended through December 2001.

1995 Stock Option Plan

         The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the annual meeting of stockholders held on June 24, 1998, increasing the number of shares issuable under the Plan from 1,200,000 to 1,700,000.

         The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,700,000 shares of the Company's common stock may be granted.

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

         Options granted pursuant to the Plan may be designated as ISOS, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan initially provided that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

 1996 Directors Plan

         The 1996 Directors Plan was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders of the Company at the Annual Meeting of Stockholders held on May 14, 1996. The Plan provides for the issuance of up to 250,000 stock options to non-employee directors in the aggregate. The stockholders ratified at the annual meeting of Stockholders held on June 24, 1998, an amendement to the Plan increasing the number of issuable shares to 450,000. The Plan is administered by a committee appointed by the Board of Directors. The Plan is effective for a period of ten years from the date it was adopted. The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

         238,500 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 Plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1998 by: (i) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, (ii) each director and executive officer of the Company individually, and (iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, the Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

                                     Number of Shares
Name and Address                    Beneficially Owned              Percentage
----------------                    ------------------              ----------
Jay H. Atlas                               ---                               *
         2540 Route 130
         Cranbury, NJ 08512
Anthony M. Agnello                     838,500 (1)                        8.1%
         2540 Route 130
         Cranbury, NJ 08512
Brian Hoerl                             39,500 (2)                           *
         2540 Route 130
         Cranbury, NJ 08512
Dennis Schneider                           ---                               *
         2540 Route 130
         Cranbury, NJ 08512
Jack Loprete                               ---                               *
         2540 Route 130
         Cranbury, NJ 08512
Robert J. Ranalli                       50,000 (3)                           *
         2540 Route 130
         Cranbury, NJ 08512

Edward D. Horowitz                      50,000 (3)                           *
         2540 Route 130
         Cranbury, NJ  08512
Etienne A. Perold                      180,000 (4)                        1.7%
         2540 Route 130
         Cranbury, NJ  08512
Harold Paul                             31,000 (5)                           *
         630 Third Ave.
         New York, NY  10017
Theodore J. Coburn                      60,000 (6)                           *
         2540 Route 130
         Cranbury, NJ  08512
All Officers and Directors as a group
  (ten people)                       1,249,000                           12.1%

* Less than one percent.

(1) Includes 137,500 shares subject to presently exercisable options.

(2) Includes 32,500 shares subject to presently exercisable options.

(3) All shares beneficially owned by Messrs. Ranalli and Horowitz reflect options issued in exchange for their services as directors.

(4) Includes 172,000 shares subject to presently exercisable options and 6,000 owned by Mr. Perold's wife and children.

(5) Includes 27,500 shares subject to presently exercisable options.

(6) Includes 60,000 shares subject to presently exercisable options.

Item 13. Certain Relationships and Related Transactions

         In June 1998, the Company entered into an agreement to sell its Communication Systems Group (CSG) to Cabletron Systems for approximately $33,500,000 net of amount paid to engineers and other members of the group paid directly to them by Cabletron. As part of the transaction, the Company paid bonuses to three outside directors who played an integral role in the transaction. These bonuses included $1,541,673 to Mr. Perold, $950,000 to Mr. Agnello, $140,000 to Mr. Coburn and $75,000 to Mr. Ranalli.

         Mr. Perold, a director of the Company, has provided management advisory services to the Company. Fees incurred for the year ended December 31, 1998, 1997, and 1996 were approximately $450,000, $218,000, and $208,000. Mr. Perold had an outstanding loan of $100,000 owed to the Company as of December 31, 1998, which was repaid in full in January, 1999.

         Berger & Paul, LLP, a law firm of which Mr. Paul, a director of the Company, is a partner, received fees of approximately $125,000, $75,000, and $70,000, for the year ended December 31, 1998, 1997 and 1996 respectively, for legal services which it performs on behalf of the Company.

         Brown, Coburn & Co., of which Mr. Coburn is a co-founder and principal, received fees of $156,200, $88,000 and $23,000 for the years ended December 31, 1998, 1997 and 1996 in connection with investment banking advisory services.

         Mr. Atlas has provided management advisory services to the Company in 1998 prior to joining as President, CEO and his appointment as a director. Fees incurred for the year ended December 31, 1998 were approximately $25,000.

         Mr. Schneider has provided services to the Company as a marketing consultant in 1998 prior to joining as Senior Vice-President of Marketing. Fees incurred for the year ended December 31, 1998 were approximately $50,000.

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

Item 14. Exhibits, Consolidated Financial Statement, Schedules and Reports on Form 8-K

(a)(1)  Financial Statements


                                                                                                                        Page
                                                                                                                        ----
Report of Independent Accountants ...................................................................................    F-1
Consolidated Balance Sheets as of December 31, 1998 and  1997........................................................    F-2
Consolidated  Statements of Operations  for  the  years  ended  December  31,  1998,  1997  and  1996................    F-3
Consolidated Statements of Changes in Stockholder's  Equity for the years ended December 31, 1998, 1997 and  1996....    F-4
Consolidated  Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..........................    F-5
Notes to Financial  Statements.......................................................................................    F-6 - F-19

(a)(2) Financial Statement Schedules - Schedules are omitted as not required or applicable or because the required information is provided in the financial statements including the notes thereto.

(a)(3)  Exhibits

         Exhibit 23 - Consent of PricewaterhouseCoopers L.L.P.

         Exhibit 27 - Financial Data Schedule (filed electronically)

(b)  Reports on Form 8-K

         The Company has filed reports on Form 8-K as follows:

              -  Form 8-K filed October 23, 1998

              -  Form 8-K filed December 8, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ARIEL CORPORATION:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of ARIEL CORPORATION and subsidiaries (the Company), as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP



March 22, 1999

                                ARIEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                                   December 31,
                                                                                  ---------------------------------
                                                                                      1998                  1997
Current assets:
     Cash and cash equivalents                                                    $17,996,575            $2,645,864
     Accounts receivable, net of allowance for doubtful accounts of
        $1,460,855 in 1998 and $187,446 in 1997, respectively                       3,593,709             1,395,624
     Other receivables                                                              1,378,781                73,311
     Inventories, net                                                               2,857,326             3,536,190
     Prepaid expenses                                                                 449,691               299,336
                                                                                  -----------          ------------
             Total current assets                                                  26,276,082             7,950,325

Equipment, net of accumulated depreciation and amortization                         1,365,354             2,382,645

Intangible Assets                                                                     997,225                    --
Goodwill                                                                            4,344,374                    --
Other Assets                                                                          699,345               788,697
                                                                                  -----------          ------------
              Total assets                                                        $33,682,380         $ 11,121,667
                                                                                  ===========         =============


                      LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                              $2,679,548            $1,186,876
     Accrued expenses                                                               5,388,661             1,754,697
     Current portion of long term debt                                              5,480,430               600,000
     Royalties payable                                                                 95,410                79,734
                                                                                  -----------          ------------
         Total current liabilities                                                 13,644,049             3,621,307

Long-term debt                                                                        332,834             2,367,147

Commitments and contingencies  (See Note 11)

Stockholders' equity:
     Preferred stock, $.001 par value:
          Authorized - 2,000,000
          Issued and outstanding - none

     Common stock, $.001 par value:
          Authorized - 20,000,000
          Issued and outstanding -  9,760,150 in 1998 and                               9,760                 9,235
               9,234,250 in 1997
     Additional paid-in capital                                                    33,302,342            30,949,180
     Unearned compensation expense related to stock options                                 -              (110,819)
     Unrealized gain/(loss) on foreign currency translation                            31,272                    -
       Accumulated deficit                                                        (13,637,877)          (25,714,383)
                                                                                  -----------          ------------
         Total stockholders' equity                                                19,705,497              5,133,213
                                                                                  -----------          ------------
         Total liabilities and stockholders' equity                               $33,682,380          $ 11,121,667
                                                                                  ===========          ============

    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                         1998            1997               1996
                                                                         ----            ----               ----
Sales                                                                $17,445,829      $13,201,916       $13,030,637

Cost of goods sold                                                    11,965,220        7,180,241         6,482,147
                                                                     -----------     ------------       -----------
  Gross  profit                                                        5,480,609        6,021,675         6,548,490

Selling and marketing expenses                                         5,265,542        4,400,786         3,952,723

General and administrative expenses                                    9,710,275        6,145,088         6,383,192

Research and development expenses                                      6,722,905        8,182,584         5,758,413

Restructuring charge                                                           -          379,454                 -
                                                                     -----------     ------------       -----------

Total operating expenses                                              21,698,722       19,107,912        16,094,328
                                                                     -----------      -----------      -----------

     Loss from operations                                            (16,218,113)     (13,086,237)       (9,545,838)

Gain on sale of assets                                                29,537,896                -                 -

Interest income                                                          432,596          333,465          702,665

Interest expense                                                      (1,371,970)        (240,450)          (36,552)

Other income                                                              64,729          231,823            78,268
                                                                     -----------     ------------       -----------

     Income/(loss) before provision for income taxes                  12,445,138      (12,761,339)       (8,801,457)

Provision for income taxes                                               368,632                -                 -
                                                                     -----------     ------------       -----------

     Net Income / (Loss)                                              12,076,506      (12,761,399)       (8,801,457)

--------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

     Foreign currency translation adjustments                             20,640                -                 -
                                                                     -----------     ------------       -----------

Comprehensive income / (loss)                                        $12,097,146     $(12,761,399)      $(8,801,457)
                                                                     ===========    =============      ============

--------------------------------------------------------------------------------------------------------------------

Basic and Diluted Per Share Data:

     Weighted average number of common

           shares outstanding - Basic                                  9,652,664        9,161,758         7,979,249
                                                                     ===========    =============      ============

     Earnings/(loss) per share                                       $      1.25     $      (1.39)      $     (1.10)
                                                                     ===========    =============      ============

     Weighted average number of common

         Shares outstanding - Diluted                                 10,843,215        9,161,758         7,979,249
                                                                     ===========    =============      ============

     Earnings/(loss) per share                                       $      1.11    $       (1.39)     $      (1.10)
                                                                     ===========    =============      ============

    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996

                                                                             Unrealized     Unearned       Retained
                                                Common Stock    Additional   Gain/(Loss)  Compensation      Earnings       Total
                                                ------------     Paid-In     on Currency   related to    (Accumulated  Stockholders'
                                             Shares    Amount    Capital     Translation  Stock Options     Deficit)     Equity
                                             ------    ------    -------     -----------  -------------     --------     ------
Balance at December 31, 1995               6,798,625   $6,799  $21,133,832      ----         ----        $(4,151,527)  $16,989,104

Issuance of 1,872,630 shares of
      common stock in connection
      with the exercise of
      redeemable common stock
      purchase warrants                    1,872,630    1,873    6,552,628      ----         ----            ----        6,554,501
Issuance of common stock in
      connection with exercise of
      150,000 underwriter purchase
      options                                150,000      150      767,850      ----         ----            ----          768,000
Issuance of common stock in
      connection with exercise of
      128,720 common stock options           128,720     129       515,958      ----         ----            ----          516,087
Costs incurred in connection with
      the issuance of common stock              ----     ----     (31,524)      ----         ----            ----          (31,524)
Unearned compensation related to
      stock options                             ----     ----      383,004      ----    $(383,004)           ----             ----
Amortization of unearned compensation           ----     ----         ----                204,185            ----          204,185
1996 Net Loss                                   ----     ----         ----      ----          ---      (8,801,457)      (8,801,457)
                                           ---------   ------  ----------- ---------     --------    ------------     ------------

Balance at December 31, 1996               8,949,975    8,951   29,321,748      ----     (178,819)    (12,952,984)      16,198,896
Issuance of common stock in
      connection with exercise of
      259,275 common stock options           259,275      259    1,036,407      ----         ----            ----        1,036,666
Issuance of common stock in
      connection with exercise of 25,000
      common stock purchase warrants          25,000      25       67,975       ----         ----            ----           68,000
Value of common stock warrants
      in connection with debt financing                           321,808       ----         ----            ----          321,808
Costs incurred in connection with
      the issuance of common stock              ----     ----     (20,396)      ----         ----            ----          (20,396)
Unearned compensation related to
      Stock Options                             ----     ----      221,638      ----     (221,638)           ----             ----
Amortization of unearned compensation           ----     ----         ----      ----      289,638            ----          289,638
1997 Net Loss                                   ----     ----         ----      ----         ----     (12,761,399)     (12,761,399)
                                           ---------   ------  ----------- ---------     --------    ------------     ------------

Balance at December 31, 1997               9,234,250    9,235   30,949,180      ----     (110,819)    (25,714,383)       5,133,213

Issuance of common stock in
      connection with exercise of
      425,900 common stock options           425,900      425    1,828,115      ----         ----            ----        1,828,540
Issuance of common stock in
      connection with exercise of 100,000
      common stock purchase warrants         100,000      100      271,900      ----         ----            ----          272,000
Costs incurred in connection with
      the issuance of common stock              ----     ----      (49,128)     ----         ----            ----          (49,128)
Unearned compensation related to
      Stock Options                             ----     ----      302,275      ----     (302,275)           ----             ----
Amortization of unearned compensation           ----     ----         ----      ----      413,094            ----          413,094
Unrealized gain/(loss) on currency translation  ----     ----         ---- $  31,272         ----            ----           31,272
1998 Net Income                                 ----     ----         ----      ----         ----      12,076,506       12,076,506
                                           ---------   ------  ----------- ---------     --------    ------------     ------------
Balance at December 31, 1998               9,760,150   $9,760  $33,302,342 $(180,377)    $   ----    $(13,637,877)    $ 19,705,497
                                           =========   ======  =========== =========     ========    ============     ============



    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                           ---------------------------------------------
                                                                1998            1997            1996
                                                           ------------      -----------     -----------
Cash flows from operating activities:
Net income / (loss)                                        $ 12,076,506    $ (12,761,399)    $(8,801,457)
Adjustments to reconcile net loss to net cash used in
          operating activities:
      Depreciation and amortization                           1,265,801        1,143,287         624,552
      Amortization of goodwill and intangibles                   92,105                -               -
      Amortization of discount on royalties payable                   -            2,998          29,623
      Acquired in process research and development              297,330                -               -
      (Gain) / Loss on sale of assets                       (29,537,896)               -               -
      (Gain) / Loss on sale of marketable securities                ---           12,812          (5,900)
      Amortization of discounts on investments                      ---              ---         (68,933)
      Amortization of debt issuance financing costs              64,719           66,870             ---
      Provision for doubtful accounts                           851,415           30,000          45,000
      Provision for inventory obsolescence                    2,293,500          160,000          45,000
      Non-cash compensation expense                             413,094          289,638         204,185
 (Increase) decrease in assets:
        Accounts receivable                                  (2,813,966)       1,773,918      (1,729,020)
        Other receivables                                      (522,361)         116,713        (145,587)
        Inventories                                          (1,700,796)        (167,938)     (1,312,492)
        Other assets                                            (34,176)        (309,288)         42,377
 Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                 1,062,523         (770,981)      2,109,323
        Royalties payable, related parties                       15,676          (14,322)          6,063
        Notes payable, related parties                                -         (154,021)       (196,273)
                                                           ------------      -----------     -----------
          Net cash (used in) operating activities           (16,176,526)     (10,581,713)     (9,153,539)
                                                           ------------      -----------     -----------

Cash flows from investing activities:
     Proceeds from sale of assets                            31,348,753                -               -
     Proceeds from the sale and maturity of investments               -        5,993,634       7,470,080
     Purchase of investments                                          -                -     (13,394,624)
     Acquisition of businesses (net of cash acquired)        (3,340,122)               -               -
    Purchase of equipment                                      (724,032)      (1,444,057)     (2,081,407)
                                                           ------------      -----------     -----------
Net cash provided by (used in) investing activities          27,284,599        4,549,577      (8,005,951)
                                                           ------------      -----------     -----------

Cash flows from financing activities:
   Proceeds from debt financing                               4,500,000        3,000,000               -
   Proceeds from exercise of redeemable common stock
   purchase warrants                                                  -                -       6,554,501
   Proceeds from exercise of underwriter purchase options             -                -         768,000
   Proceeds from exercise of common stock options
       and warrants, net of expenses                          2,051,412        1,084,270         516,087
   Principal payments on short-term debt                     (2,000,000)               -               -
   Deferred financing cost                                            -                -         (31,524)
   Principal payments on long-term debt                        (308,774)         (32,853)            ---
                                                           ------------      -----------     -----------
          Net cash provided by financing activities           4,242,638        4,051,417       7,807,064
                                                           ------------      -----------     -----------

Net increase (decrease) in cash                              15,350,711       (1,980,719)     (9,352,426)
   Cash and cash equivalents, beginning of year               2,645,864        4,626,583      13,979,009
                                                           ------------      -----------     -----------

   Cash and cash equivalents, end of period                $ 17,996,575      $ 2,645,864     $ 4,626,583
                                                           ============      ===========     ===========


     The accompanying notes are integral parts of the financial statements.

                                ARIEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Business Description:

         Ariel Corporation (the "Company") is a technology company that has historically had digital signal processing as its core strength. DSP is an enabling technology driving the emerging or rapidly growing technology markets such as Remote Access Service and Internet Service Providers.



2. Summary of Significant Accounting Policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the year end December 31, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

         Revenue is derived from the sale of hardware and software products for use in DSP Original Equipment Manufacturers ("OEM") and Data Communications applications. The Company recognizes the sale of a product at the time the product is shipped to the customer and when both the collection of the resulting receivable is probable and no significant vendor and/or post-contract customer support obligations remain. Subsequent to the sale of a product, the Company has agreed to provide insignificant vendor and/or post-customer support at no cost to the customer. The cost of such additional support is accrued for at the time of the sale; however, such amount is not material.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.

Investments

         The Company's current investment policy is to invest available cash balances in high quality debt securities. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with commercial banks. From time to time the Company had significant sales to a few customers which created a concentration of credit risk. Generally, the Company does not require collateral to support customer receivables.



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


Intangible Assets

         Purchased technology and other intangible assets are recorded at cost and are amortized on a straight-line basis over five years. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over 5 years. Approximately $90,000 was recorded for amortization of Goodwill for the period from the acquisition date until December 31, 1998.

         The Company periodically analyzes intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances on a basis consistent with generally accepted accounting principles.


Other Assets

         Other assets consist primarily of deferred financing costs associated with debt financing which are stated at cost. Amortization is provided on a straight-line basis over the life of the debt agreement.


Foreign Currency Translation

         Financial position and results of operations of the Company's international subsidiaries have been measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of the period. Statement of operation accounts are translated at the average rates of exchange prevailing during the period presented. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation account in stockholders' equity.


Estimates Used in Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, allowance for inventory obsolescence, depreciation and amortization, and accrued expenses.


Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, ("SFAS"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product. Costs incurred after technological feasibility has been established are not material.



Research and Development

         Research and development expenditures are charged to expense as incurred. Included in research and development expenses in 1997 is a $750,000 payment received from Texas Instruments for reimbursement of non-recurring engineering expenses in connection with a Cooperative and Licensing Agreement. This agreement was terminated by the Company in February 1998 for convenience in accordance with the agreement.



Earnings Per Share Data

         The Company adopted SFAS No. 128, "Earnings per Share", in 1997. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share has been calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Option prices ranged from $2.37 to $11.63 per share for the twelve month period. These options, which expire on various dates ranging from April 1, 2004 through August 21, 2008, were still outstanding as of December 31, 1998.

         A reconciliation of the weighted average number of common shares outstanding to common shares outstanding assuming dilution is as follows:

                                                                Twelve Months Ending
                                                                  December 31, 1998
                                                                --------------------
                  Weighted Average Common Shares Outstanding          9,652,664
                             Options Assumed to be Exercised          2,411,736
              Shares Acquired using the Treasury Stock Method        (1,221,185)
                                                                     -----------
                Common Sharers Outstanding Assuming Dilution         10,843,215
                                                                     ==========


         The exercise of such potentially dilutive common shares has not been assumed for the years ended December 31, 1997 and 1996 since the result is antidilutive. Options and warrants to purchase 508,097 shares of common stock were outstanding as of December 31, 1998 but were not included in the computation of diluted earnings per share because the options and warrants exercise price were greater than the average market price of the Company's common stock.


Income Taxes

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized.


Advertising / Marketing

         Advertising and Marketing costs are expensed as incurred and amounted to $703,625, $913,199, and $943,050 for the years ended December 31, 1998, 1997 and 1996, respectively.


Supplemental Cash Flow Information

         Interest paid for the years ended December 31, 1998, 1997 and 1996 was $1,362,978, $144,258, and $65,657, respectively. Income taxes paid in 1998 were $ 342,110. No income taxes were paid in 1997 and 1996.

         Excluded from the statements of cash flows were $62,273, $72,665, and $27,688 of equipment purchases which were included in accounts payable and accrued expenses at December 31, 1998, 1997 and 1996, respectively.

         Also see Notes 12 and 14 for additional non-cash transactions in connection with the issuance of shares of common stock in consideration for services rendered and the discount related to royalties payable to related parties.


Adoption of Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full-set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. There were no items classified as other comprehensive income for the periods ending December 31, 1997 and 1996.

The following table sets forth a reconciliation and the components of comprehensive income for the twelve months ending December 31, 1998:

                                                           Twelve Months Ending
                                                             December 31, 1998
                                                           --------------------
                                             Net Income        $12,076,506
           Other comprehensive income/(loss) net of tax:
  Unrealized gain/(loss) on foreign currency translation            20,640
                                                               -----------
                                    Comprehensive income       $12,097,146
                                                               ===========

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. On September
1, 1998 the Company sold the assets of the CSG to Cabletron Systems, Inc. Operating expenses for the CSG were approximately $2,309,430, $4,093,756 and $2,004,812 for the years ending December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company has no segments that qualify for reporting under SFAS No. 131.

Reclassifications

       Certain costs relating to corporate support costs, which previously were included in Cost of Sales, Sales and Marketing and Research and Development have been reclassified into General and Administrative expenses for the years ended December 31, 1997 and 1996. Such amounts were $1,936,710 in 1997 and $948,495 in
1996. These reclassifications had no impact on previously reported operating income or losses and net income or losses.


3. Acquisitions

     On November 23, 1998, the Company acquired all of the outstanding common stock of Solutions for Communications and International ISDN, S.A. (SCii). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. Purchase consideration, including related transaction costs, consisted of $3,389,029 in cash.

     Valuation of the intangible assets acquired was determined by an independent appraisal company and consists of purchased in-process research and development (IPR&D), proven technology and an assembled workforce. The purchase price exceeded the estimated fair value of tangible and identifiable intangible assets acquired by $4,419,284 which was recorded as goodwill.

     The table below is an analysis of the purchase price allocation:

       Cash                                                                  $3,080,073

       Direct Acquisition Costs                                                 308,957

       SCii liabilities assumed, including estimated contingent liabilities   3,686,527
                                                                             ----------
                                          Total Purchase Price               $7,075,557
                                                                             ==========


       Estimated Fair Value of Tangible Assets Acquired                      $1,344,523

       Estimated Fair Value of IPR&D                                            297,330

       Estimated Fair Value of Indentifiable intangible assets                1,014,420

       Goodwill                                                               4,419,284
                                                                             ----------
                                          Total                              $7,075,557
                                                                             ==========

     Management, based upon an independent appraisal, estimates that $297,330 of the purchase price represents the fair value of purchased IPR&D that had not yet reached technological feasibility and has no alternative future use. The amount allocated to IPR&D was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. The Company is using acquired in-process research and development in the area of mid-range ISDN remote access technology which it believes will broaden the Company's product line over the next several years.

     The identifiable intangible assets of $1,014,420 included in the purchase price allocation set forth above are comprised of proven technology with appraised fair value of $926,970 and an assembled workforce with an appraised fair value of $87,450, which will have estimated useful lives of five years. The remaining unallocated purchase price represents goodwill, which is being amortized over five years.


4. Inventories:

         Due primarily to reduced demand from several major customers of the Company's T1/Modem, T1-Modem+ and RS10000 products, reserves of $2,270,000 were recorded in 1998. Approximately $2,500,000 of material related to these products was on hand at December 31, 1998. While demand for these products is expected going forward, the Company believes that quantities on hand are in excess of projected consumption.

         Inventories, net of allowance, consists of the following:

                                                                     December 31,
                                                               1998              1997
                                                             ----------       ----------
         Component materials                                 $1,040,115       $2,077,866
         Work-in-progress                                     1,536,870          843,428
         Finished goods                                         280,341          614,896
                                                             ----------       ----------
                                                             $2,857,326       $3,536,190
                                                             ==========       ==========


5. Equipment:

         Equipment consists of the following:

                                                                     December 31,
                                                                1998             1997
                                                             ----------       ----------
         Computer and other equipment                        $2,694,876       $3,299,681
         Computer software                                      770,719          649,931
         Office equipment and furniture and fixtures            803,328          861,341
         Vehicles                                                89,972                -
         Loaner Equipment                                       220,726                -
         Leasehold improvements                                 185,906          257,562
                                                             ----------       ----------
                                                              4,765,527        5,068,515
         Less, accumulated depreciation and
         amortization                                        (3,400,173)      (2,685,870)
                                                             ----------       ----------
                                                             $1,365,354       $2,382,645
                                                             ==========       ==========

6. Intangible Assets and Goodwill

         Intangible assets and goodwill consist of the following:

                                                                    December 31,
                                                                1998             1997
                                                             ----------       ----------
         Intangible Assets                                   $1,014,420       $    ---
         Goodwill                                             4,419,284            ---
                                                             ----------       ----------
                                                              5,433,704            ---
         Less accumulated amortization                          (92,105)           ---
                                                             ----------       ----------
                                                             $5,341,599       $    ---
                                                             ==========       ==========

                                      F-10

7.       Accrued Expenses:

         Accrued expenses consists of the following:

                                                                    December 31,
                                                                1998            1997
                                                             ----------      ----------
         Salaries, severance and related benefits            $1,883,005      $  884,370
         Professional fees                                    1,251,424          97,619
         Commissions                                            112,448          80,791
         Interest payable                                       102,321          96,192
         Equipment purchases                                    926,366          37,098
         Contingent liabilities                                 612,128               -
         Due to Factor                                          117,500               -
         Other                                                  383,469         558,627
                                                             ----------      ----------
                                                             $5,388,661      $1,754,697
                                                             ==========      ==========

         Included in salaries and related benefits in 1998 is $600,000 related to an employee termination agreement which will be paid in March of 1999. Included in salaries and related benefits in 1997 is $205,000 related to an employee termination agreement which were paid in two equal installments of $102,500 on January 2, and July 1, 1998. All other amounts in connection with the 1997 restructuring activity were paid in 1997.

8. Credit Facility

         On June 12, 1997, the Company completed a $10 million credit facility with the Technology Finance Division of Transamerica Business Credit Corporation with the following terms and provisions:

         $6 million, 5 year term loan:

         o Payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1998.

         o Interest rate is based on the weekly average yield on five-year U.S. Treasury Securities plus 5.75 percent, fixed for five years as of the date of advance.

         o Approximately $2.7 million is outstanding at December 31, 1998. Interest rate in effect at December 31, 1998 was 11.66%.

         $4 million, three-year revolving credit facility, which can be extended for two additional one-year periods:

         o Interest rate is based on the prime rate plus 2.50 percent as of the date the revolver is utilized.

         o Available line of credit based on a formula of eligible accounts receivable and inventory.

         o At December 31, 1998, the Company could have borrowed approximately $1.5 million under the current $4 million facility.

         Under terms of the credit agreement, the Company must maintain agreed upon levels of financial performance as measured against specific financial covenants. The covenants are as follows:

         o Cash on hand - The Company must at all times maintain cash or cash equivalents on hand of not less than $3,000,000 during the fiscal year ended December 31, 1998, $4,000,000 during the fiscal year ending December 31, 1998, and $4,500,000 during the fiscal year ending December 31, 1999.

         o Accounts Receivable Collection Period - The Company must maintain an accounts receivable collection period of not greater than 60 days for any fiscal quarter during the fiscal year ended December 31, 1998 and 55 days for any fiscal quarter thereafter.

         o The Tangible Net Worth on the last day of each fiscal year specified shall not be less than $10 million at December 31, 1997; $15 million at December 31, 1998; $20 million at December 31, 1999 and $30 million at December 31, 2000 and each fiscal year thereafter.

         o Gross Profit Margin / Operating Profit (Loss) Percentage / Net Income (Loss) Before Taxes Percentage - The Gross Profit Margin, Operating Profit (Loss) Percentage and the Net Income (Loss) Before Taxes Percentage must meet specified thresholds for the fiscal year ended December 31, 1998 and each fiscal year thereafter as specified in the credit agreement.

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

         The Company incurred financing costs of $576,234 associated with the completion of the credit facility, which are being amortized over the life of the loan. Amortization expense for the years ended December 31, 1998 and 1997 was $64,719 and $66,870, respectively. The credit facility is collaterized by the Company's cash, accounts receivables, inventory, and equipment.

         In the event of default, Transamerica has the right to declare the total obligation immediately due and payable. The Company is not in compliance with certain financial covenants at December 31, 1998, and is in discussions with Transamerica to obtain an unconditional waiver with respect to those covenants for the fiscal year ending December 31, 1998. Such covenants are as follows: minimum gross profit margin of 35% for the fiscal year ended December 31, 1998; and accounts receivable collection period of 55 days. Accordingly the Company has classified all debt relating to this facility as current at December 31, 1998.

         The Company believes that the fair value of this financial instrument approximates the carrying value.

         Total debt as of December 31, 1998 consisted of the following:

                                                 Short Term Debt          Long Term Debt         Total Debt
                                                 ---------------          --------------        -----------
       Transamerica Revolver                         $ 2,500,000             $       ---        $ 2,500,000
       Transamerica Term Note                          2,684,009                     ---          2,684,009
       COFACE Credit                                     210,945                 178,541            389,486
       ANVAR                                              46,600                     ---             46,600
       Bank Nationale de Paris                             4,117                 113,487            117,604
       Other Obligations                                  34,759                  40,806             75,565
                                                     -----------             -----------        -----------
                                                     $ 5,480,430             $   332,834        $ 5,813,264
                                                     ===========             ===========        ===========


Total debt as of December 31, 1997 consisted of the following:

                                Short Term Debt   Long Term Debt     Total Debt

     Transamerica Term Note       $ 600,000         $ 2,367,147      $ 2,967,147
                                  =========         ===========      ===========

         As of December 31, 1998 $2,500,000 remains due against a Revolver which matures on June 12, 2000 but can be extended for two additional one year periods. The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears.

         The Company also has a balance remaining of $2,684,009 as of December 31, 1998, on a $3,000,000 Term Loan from Transamerica. This loan is payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. At December 31, 1998 the interest rate in effect on the term loan was 12.099%.

         The Company acquired foreign debt of $629,255 of which $296,421 is current and $332,834 is due beyond December 31, 1999. The debt consists of five notes with various institutions and interest rates ranging from 5.19% to 9.7%. Payments are monthly or due at the end of the term with the last payment due November 30, 2000.


Principle payments on debt are as follows:

            For the Years Ended December 31,
            1999                              $   686,458
            2000                                3,337,822
            2001                                  568,917
            2002                                1,220,067
            2003                                        -
            Thereafter                                  -
                                              -----------
            Total                             $ 5,813,264
                                              ===========

9.       Disposition of Assets:

         On September 1, 1998, the Company completed the sale of all of the assets of its Communications Systems Group, (CSG or DSLAM unit), to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire. The Company received $28.5 million in cash on September 1, 1998 in addition to a $5.0 million deposit it took down on July 27, 1998, for total proceeds of $33.5 million for the assets of the CSG. Expenses of the transaction netted against the proceeds were approximately $3,962,104 including $1,541,673 to Mr. Etienne A. Perold, $140,000 to Mr. Theodore J. Coburn and $75,000 to Mr. Robert J. Ranalli, directors of the Company, who have provided management advisory services to the Company in the past.

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

10.   Income Taxes

   The Company's income tax expense and benefits consist of the following:

                                                   For the
                                                 Years Ended
                                                 December 31,
                                                 ------------
                                           1998      1997      1996
                                           ----      ----      ----
      Current:
            Federal                    $ 359,265    $ ---      $ ---
            State                          9,367      ---        ---
                                       ---------    -----      -----
                                         368,632      ---        ---
                                       ---------    -----      -----
      Deferred:
            Federal                          ---      ---        ---
            State                            ---      ---        ---
                                                      ---      -----
                                             ---      ---        ---
                                       ---------    -----      -----
      Income Tax Expense/(Benefit)     $ 368,632    $   0      $   0
                                       =========    =====      =====


The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

                                          For the Years Ended December 31,
                                                1998    1997     1996
                                                ----    ----     ----
   United States federal statutory tax rate       34%  (34)%    (34)%
   Increases resulting from state income
    taxes, net of federal benefit                ---    (6)      (7)
   Benefit of net operating loss
    carrryforard                                 (36)  ---      ---
   Accounting losses for which deferred
    tax benefit cannot be currently
    recognized                                   ---    39       39
   Foreign losses for which deferred tax
    benefit cannot currently be recognized         2   ---      ---
   Other                                         ---     1        2
   Alternative Minimum Tax                         3   ---      ---
                                                 ---   ---      ---
       Effective tax rate                          3%  ---%     ---%
                                                ====  ====     ====

      The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the Company's net deferred tax assets for financial reporting purposes are as follows:

                                                         December 31,
                                                      -----------------
      Deferred tax assets:                            1998         1997
                                                      ----         ----
          Accounts receivable                    $   331,137  $    63,732
          Inventory                                  776,095       89,025
          Accrued expenses                           761,527      170,232
          Net operating loss carry forward         3,617,481    8,328,750
          Foreign net operating loss carryforward  1,199,912          ---
          Foreign Capital loss carryforward            6,786          ---
          State Taxes                                991,079    2,335,664
          Research and development tax credits     1,222,342      534,835
          Depreciation                               146,012       55,512
          Alternative minimum tax credits            318,819          ---
      Valuation allowance                         (9,371,190) (11,577,750)
                                                 -----------  -----------
                     Net                         $         0  $         0
                                                 ===========  ============

         At December 31, 1998, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $10,640,000 and $617,000, respectively, which expire in the years 2005 through 2018. At December 31, 1998, the Company had available net operating loss carryforwards and research and development credits for state income tax purposes of approximately $11,385,000 and $605,000, respectively, which expire in the years 2003 through 2005. At December 31, 1998, the Company had available net operating loss carryforwards for foreign income tax purposes of $3,285,000 which expire in the years 2001 through 2003. The timing and manner in which the net operating loss carry-forwards and credits may be utilized to reduce future taxable income, if any, will be limited by Internal Revenue Code section 382.

11. Employee Benefit Plans:

         Effective January 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 50% of a participant's contribution up to a maximum of 3% of gross salary. Company contributions vest after four years of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended December 31, 1998, 1997 and 1996 was $163,106, $192,656, and $110,592, respectively.

     The Company also maintains a profit sharing plan for the benefit of its employees. Contributions are determined at the discretion of the Company up to a limit of 15% of the total compensation of eligible employees, as defined. No contributions were made for 1998, 1997 or 1996.

12. Commitments and Contingencies:

     In December 1998, the Company's acquired French subsidiary, (See Note 3), received an assessment for taxes, penalties and interest as a result of an audit of the subsidiary's 1995 tax return. 1996 and 1997 are currently under audit and additional assessments are anticipated. The subsidiary has also received notices of additional customs taxes and related penalties and interest due to the French government.

     The Company has contested the 1995 assessment and intends to contest any future assessments to the extent the Company believes they are erroneous. The Company also intends to fully pursue indemnification of claims against its acquired subsidiaries as provided for in the acquisition agreement.

     However, as the Company believes that some assessment related to these issues is probable, contingent liabilities of $612,128 were recorded as of December 31, 1998.

     Additionally, the Company purchases certain components from sole source suppliers upon which the Company has developed specific products. The Company does not have long-term agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining these components, any reduction or interruption in supply or manufacturing from these third-party contractors would adversely affect its ability to continue to deliver its products.

     The Company leases office space for its corporate headquarters under an operating lease which expires in January 2001. The lease provides for annual minimum lease payments during the first year of $300,000, increasing annually thereafter by $7,500. The lease also provides for the Company to pay a portion of common area costs as defined. The Company has two five-year options to renew the lease at terms as defined based upon fair market value. In addition, $125,000 is held in escrow to be applied to future rental payments. Such amount is classified as a long-term prepayment. The Company also paid a $200,000 security deposit relating to this lease. Additionally, the Company has a lease on office space in San Diego, California which expires January 31, 2000, Paris, France which expires June 30, 2007, Montpilier, France which expires December 31, 2003 and Portsmith England which expires in December 31, 1999. The Company also has certain property and equipment under capital leases. Future minimum lease payments under all leases at December 31, 1998 are as follows:

                  For the Year Ending December 31,                  Operating Leases      Capital Leases
                  --------------------------------                  ----------------      --------------
                  1999                                                     $ 485,446             $38,135
                  2000                                                       408,566              18,447
                  2001                                                        66,615                 ---
                  2002                                                        58,170                 ---
                  2003                                                        58,170                 ---
                  Thereafter                                                 124,950                 ---
                                                                         -----------             -------
                  Total                                                  $ 1,201,917              56,582
                                                                         ===========
                  Less amounts representing interest                                              (3,525)
                                                                                                 -------
                  Obligations under capital leases                                                53,057
                  Less current portion                                                           (35,759)
                                                                                                 -------
                                                                                                 $17,298
                                                                                                 =======

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $734,651, $674,004, and $537,329, respectively.

13.      Share Rights Plan

         On October 15, 1998, the Board of Directors approved the declaration of a dividend distribution of one preferred share purchase right on each outstanding share of its Common Stock ("Rights"). Each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Preferred Stock of the Company at an exercise price of $25. The Rights will be exercisable if a person or group acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before such person acquires 15% or more of the outstanding Common Stock. The Rights are more fully described in the Rights Plan dated as of October 9, 1998.

         Under the Rights Plan if a person acquires 15% or more of the outstanding Common Stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The Board of Directors may also exchange the Rights at an exchange ratio of one share of Common Stock per Right. Rights held by a 15% holder will become void and will not be exercisable to purchase Common Stock, or the acquiring person's common shares, at the discounted purchase price, and will not be available for each exchange.

         The dividend distribution will be payable to shareholders of record as of the close of business on October 9, 1998. The Rights will expire in ten years.



14. Related Party Transactions:

Royalties, Payable, Related Parties

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

Legal

         The Company's outside legal counsel owns shares of the Company's common stock and is a member of the Company's Board of Directors. Total legal fees paid to this outside attorney for the years ended December 31, 1998, 1997 and 1996 were approximately $123,625, $75,000, and $70,000, respectively.

Management Advisory Services

         A director of the Company, has provided management advisory services to the Company since 1995. Fees incurred for the years ended December 31, 1998, 1997 and 1996 were approximately $450,000, $218,000, and $208,000, respectively.
In addition, this director received a stock option grant of 80,000 options for management advisory services. That grant is dated December 31, 1998 and vested at the grant date. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's DSLAM unit as disclosed in note 8. This director also had an outstanding receivable of $100,000 to the Company as of December 31, 1998. This amount was repaid to the Company in January 1999.

Investment Banking Services

         A director of the Company, has provided investment banking advisory services to the Company since 1996. Fees and expenses incurred for the years ended December 31, 1998, 1997 and 1996 were approximately $156,200, $88,000 and $23,000, respectively. In addition, this director received a stock option grant of 40,000 options dated July 30, 1996 that vested 25% on July 30, 1996, 25% July 30, 1997 and 50% July 30, 1998 as well as an additional stock grant of 40,000 options dated May 1, 1997 that vested 50% on the effective date and 50% on May 1, 1998. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's DSLAM unit as disclosed in note 8.


15.      Sales:

         Sales by geographic area are as follows:

                                                         For the years ended December 31,
                                                 -----------------------------------------------
                                                      1998              1997            1996
                                                 -------------      ------------    ------------
         United States                           $  15,720,887      $ 12,035,000    $ 11,476,056
         Export & Subsidiary Sales:
              Europe                                 1,494,271           640,739         705,230
              Asia                                     131,023           195,969         302,234
              Other                                     99,648           330,208         547,117
                                                  ------------      ------------    ------------
                                                  $ 17,445,829      $ 13,201,916    $ 13,030,637
                                                  ============      ============    ============

         During 1998, one customer accounted for 25% of the Company's sales. That customer accounted for less than 3% of sales in 1997. Two other customers accounted for a combined 27% of total Company sales in 1998. During 1997 and 1996, two customers accounted for 19% and 11%, respectively, of the Company's sales. During 1996 one customer accounted for 32% of the Company's total sales.

16.      Stock Option and Restricted Stock Awards:

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

         Effective October 31, 1994, the Board terminated the 1992 Plan and, accordingly, no additional Options or Awards will be issued from the 1992 Plan. As of December 31, 1998, 129,800 options remain outstanding.

The 1994 Stock Option Plan

         During 1994, the Board of Directors (the "Board") approved and stockholders of the Company ratified the adoption of the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for a maximum of 500,000 shares of the Company's common stock to be issued to employees, directors and consultants ("employees"), as defined, in connection with stock option grants ("Stock Options"). Stock Options will be granted by the Board or a committee appointed by the Board ("the Committee"). Each Stock Option will entitle the holder to acquire an equal number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Committee (110% of the fair market value for an employee who owns 10% or more of the Company as defined). The Committee will determine the Stock Option vesting period and expiration date not to exceed ten years from the date the Stock Option was granted. The 1994 Plan contains a provision whereby an employee, at the discretion of the Committee, may receive a loan from the Company in order to exercise their Stock Options. The 1994 Plan also provides for the Committee, at its discretion, to accelerate the vesting of all outstanding Stock Options so that they become fully and immediately exercisable. During October 1994, the Company granted, from the 1994 Plan, 150,000 Stock Options to three members of the Company's Advisory Board. Each Stock Option entitles the holder to acquire one share of the Company's common stock at exercise prices, per share, of $2.45 for 75,000 Stock Options and $6.00 for the remaining 75,000. All Stock Options are immediately exercisable and expire three years from the date of grant. In connection with the Company's initial public offering, the underwriting agreement entered into in connection therewith prohibits the Company from granting future Stock Options at an exercise price below $4.00.

         All outstanding options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1998, 111,450 options remain outstanding.

The 1995 Stock Option Plan

         The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the 1997 annual meeting of stockholders held on June 13, 1997, increasing the number of shares issuable under the Plan from 600,000 to 1,200,000. On June 24, 1998, the stockholders ratified another amendment to the Plan increasing the number of shares issuable under the Plan from 1,200,000 to 1,700,000.

         The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,700,000 shares of the Company's common stock may be granted.

         At various times during 1998, the Company granted a total of 1,302,300 options which entitles the holder to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $2.44 to $9.00. The options vest over periods ranging from immediate up to four years and expire in ten years. At December 31, 1998, 1,153,400 options remain outstanding.

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

Non-Plan Options

         During 1998, the Company granted 1,016,500 stock options to certain employees and outside consultants. Such options were issued outside the 1995 Plan and entitle the holders thereof to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $2.37 to $4.00. Such options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1998, a total of 1,146,000 non-plan options remain outstanding.

The 1996 Directors Plan

         The 1996 Directors Plan was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders of the Company at the Annual Meeting of Stockholders held May 14, 1996. The stockholders ratified an amendment to the Plan at the 1998 annual meeting of stockholders held on June 24, 1998, increasing the number of shares issuable under the Plan from 250,000 to 450,000. The Plan is administered by a committee appointed by the Board of Directors. The Plan is effective for a period of ten years from the date it was adopted. The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

         238,500 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

         The Company applies APB No.25, "Accounting for Stock Issued to Employees", and related interpretations for stock options issued to employees in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for stock options granted to directors and outside consultants. During 1998, 1997 and 1996, the Company recorded a total of approximately $302,275, $221,638 and $383,004, respectively, of unearned compensation related to options granted to directors and consultants. These amounts are being amortized over the period of benefit, resulting in a $413,094, $289,638 and $204,185 charge to operations for the years ended December 31, 1998, 1997 and 1996, respectively. The exercise price for all stock options issued to employees and non-employees during 1998, 1997 and 1996 was equal to the market price of the Company's stock at the date of grant.



         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, the Company's basic earnings/(loss) and diluted earnings/(loss) per share would have been increased, as shown in the table below. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:


                                                        December 31,
                                       --------------------------------------------
                                            1998             1997              1996
                                            ----             ----              ----
Risk-free interest rate                    4.70%            6.40%             6.38%
Expected life                          4.1 years        4.3 years         4.3 years
Expected volatility                          80%              65%               60%
Expected dividends                          None             None              None


         Net income/(loss) and basic and diluted earnings/(loss) per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                                    For the years ended December 31,
                                                           ----------------------------------------------
                                                                   1998             1997         1996
                                                                   ----             ----         ----
Net income/(loss):
    As reported                                             $12,076,506    ($12,761,399)     ($ 8,801,457)
    Pro forma                                               $ 9,285,433    ($13,857,020)     ($10,213,016)

Basic Earnings/(Loss) per share:
    As reported                                               $    1.25      $    (1.39)       $    (1.10)
    Pro forma                                                 $    0.96      $    (1.51)       $    (1.28)

Diluted Earnings/(Loss) per share:
    As reported                                               $    1.11      $    (1.39)       $    (1.10)
    Pro forma                                                 $    0.86      $    (1.51)       $    (1.28)

         Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

         For the three years ended December 31, 1998, option activity for the plans was as follows:

                                                                                                  Weighted
                                                                                                   Average
                                                                                 Options    Exercise Price
                                                                               ---------    --------------
Stock options outstanding at December 31, 1995                                 1,375,175              4.31

Granted                                                                          815,450              8.24
Forfeited                                                                        (26,775)             4.02
Exercised                                                                       (131,775)             4.05
Stock options outstanding at December 31, 1996                                 2,032,075              5.92

Granted                                                                          485,500              7.49
Forfeited                                                                       (189,875)             7.99
Exercised                                                                       (251,525)             3.93
Stock options outstanding at December 31, 1997                                 2,076,175              6.35

Granted                                                                        2,697,300              3.82
Forfeited                                                                     (1,568,375)             6.29
Exercised                                                                       (425,900)             4.32
Stock options outstanding at December 31, 1998                                 2,779,200              4.24

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.10, $3.96 and $2.09, respectively.


The following table summarizes information about the outstanding and exercisable stock options at December 31, 1998:

                                    Stock Options Outstanding                          Stock Options Exercisable
                        --------------------------------------------------        -------------------------------------
                                                                 Weighted
                                             Weighted            Average                                Weighted
       Range of                              Average            Remaining                                Average
   Exercise Prices            Shares      Exercise Price     Contractual Life              Shares    Exercise Price
   ---------------            ------      --------------     ----------------              ------    --------------
    $2.27 to $4.00         2,071,150          $ 3.31            9.6 years                 463,550        $ 3.19
    $4.38 to $6.50           331,350          $ 5.48            7.8 years                 193,054        $ 5.34
    $6.75 to $9.50           296,200          $ 7.70            7.8 years                 240,900        $ 7.58
   $9.63 to $10.63            80,500          $10.38            7.4 years                  67,375        $10.45
                           ---------                                                      -------
                           2,779,200                                                      964,879
                           =========                                                      =======

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ARIEL CORPORATION


                                    By: /s/ Jay H. Atlas
                                       --------------------------
                                         Jay H. Atlas,
                                         CEO and President


         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


             Signature                                      Title                               Date
             ---------                                      -----                               ----

        /s/ Jay H. Atlas              President - Chief Executive Officer and  Director       March 25, 1999
-------------------------------------
           (Jay H. Atlas)


       /s/ John R. Loprete            Vice President - Finance; Chief Accounting              March 25, 1999
------------------------------------- Officer
         (John R. Loprete)


      /s/ Anthony M. Agnello          Chairman of the Board of Directors                      March 25, 1999
-------------------------------------
        (Anthony M. Agnello)


      /s/ Harold W. Paul              Director                                                March 25, 1999
-------------------------------------
          (Harold W. Paul)


      /s/ Robert J. Ranalli           Director                                                March 25, 1999
-------------------------------------
        (Robert J. Ranalli)


      /s/ Edward D. Horowitz          Director                                                March 25, 1999
-------------------------------------
        (Edward D. Horowitz)


      /s/ Etienne A. Perold           Director                                                March 25, 1999
-------------------------------------
        (Etienne A. Perold)


/s/ Theodore J. Coburn                Director                                                March 25, 1999
-------------------------------------
        (Theodore J. Coburn)
