Form 10-Q
period 1999-03-31
ARIEL CORP
filed 1999-05-17
CIK 911167



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

For the quarterly period ended March 31, 1999                                       Commission file number: 0-25326

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

Common Stock, $.001 par value                                    9,775,150 shares outstanding
                                                                as of March 31, 1999


                    Documents Incorporated by Reference: None



                                Ariel Corporation
                                      Index

Part I.  Financial Information

Item 1.  Consolidated Financial Statements  (Unaudited)

                  A.       Consolidated balance sheets as of March 31, 1999 and December 31, 1998

                  B. Consolidated statements of operations for the three months ended March 31, 1999 and 1998.



                  C.       Consolidated  statements of cash flows for the three months ended March 31, 1999 and 1998.



                  D.       Notes to consolidated financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.



Part II.  Other Information




PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                                                                         ARIEL CORPORATION
                                                                     CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)

                                                                                March 31,       December 31,
                                                                                 1999                1998
                                                                                 ----                ----

                                        ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS .............................................   $ 12,858,830    $ 17,996,575
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $1,554,055 IN 1999 AND $1,460,855 IN 1998 ...........      2,910,536       3,593,709
       OTHER RECEIVABLES .....................................................      1,164,533       1,378,781
       INVENTORIES, NET ......................................................      2,260,737       2,857,326
       PREPAID EXPENSES ......................................................        354,875         449,691
                                                                                      -------         -------
                            TOTAL CURRENT ASSETS .............................     19,549,511      26,276,082

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION .................................................      1,392,443       1,365,354

INTANGIBLE ASSETS ............................................................        890,944         997,225
GOODWILL .....................................................................      3,789,866       4,344,374

OTHER ASSETS .................................................................        659,111         699,345
                                                                                      -------         -------
       TOTAL ASSETS ..........................................................   $ 26,281,875    $ 33,682,380
                                                                                 ============    ============


                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE ......................................................   $  1,705,529    $  2,679,548
       ACCRUED EXPENSES ......................................................      2,595,065       5,388,661
       CURRENT PORTION OF LONG-TERM DEBT .....................................      5,243,386       5,480,430
       ROYALTIES PAYABLE .....................................................         48,610          95,410
                                                                                       ------          ------
                            TOTAL CURRENT LIABILITIES ........................      9,592,590      13,644,049



LONG-TERM DEBT ...............................................................        270,086         332,834


                                   STOCKHOLDERS' EQUITY


PREFERRED STOCK, $.001 PAR VALUE:
            AUTHORIZED - 2,000,000 SHARES
                      ISSUED AND OUTSTANDING - NONE

COMMON STOCK, $.001 PAR VALUE:
            AUTHORIZED - 20,000,000 SHARES
                      ISSUED AND OUTSTANDING - 9,755,150 AT MARCH 31, 1999
                                 AND 9,760,150 AT DECEMBER 31, 1998 ..........          9,760           9,760

       ADDITIONAL PAID-IN CAPITAL ............................................     33,302,342      33,302,342
       UNREALIZED GAIN / (LOSS) ON FOREIGN CURRENCY TRANSLATION ..............       (245,909)         31,272
       ACCUMULATED DEFICIT ...................................................    (16,646,994)    (13,637,877)
                                                                                  -----------     -----------
                            TOTAL STOCKHOLDERS' EQUITY .......................     16,419,199      19,705,497
                                                                                   ----------      ----------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..............................   $ 26,281,875    $ 33,682,380
                                                                                 ============    ============


                              The accompanying notes are an integral part of the financial statements.








<Caption.

                                                                              ARIEL CORPORATION
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 (Unaudited)





                                                                                                     Three Months Ended March 31,
                                                                                                         1999           1998
                                                                                                         ----           ----

SALES ...........................................................................................   $ 3,073,529    $ 6,276,617

COST OF GOODS SOLD ..............................................................................     1,393,598      3,680,378
                                                                                                      ---------      ---------
       GROSS PROFIT .............................................................................     1,679,931      2,596,239

EXPENSES:
     SALES AND MARKETING ........................................................................     1,524,903      1,102,077
     GENERAL AND ADMINISTRATIVE .................................................................     1,826,855      1,356,051
     RESEARCH AND DEVELOPMENT ...................................................................     1,352,127      1,849,137
                                                                                                      ---------      ---------
         TOTAL OPERATING EXPENSES ...............................................................     4,703,885      4,307,265
                                                                                                      ---------      ---------

       LOSS FROM OPERATIONS .....................................................................    (3,023,954)    (1,711,026)

INTEREST INCOME .................................................................................       160,832         16,803

INTEREST EXPENSE ................................................................................      (142,961)       (97,163)

OTHER INCOME / (EXPENSE) ........................................................................        (2,734)        (7,544)
                                                                                                         ------         ------

       LOSS BEFORE INCOME TAXES .................................................................    (3,008,817)    (1,798,930)

      INCOME TAXES ..............................................................................             0              0
                                                                                                    -----------    -----------
       NET LOSS .................................................................................   ($3,008,817)   ($1,798,930)
                                                                                                    -----------    -----------


OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ..................................................      (182,939)             0
                                                                                                       --------       --------
COMPREHENSIVE INCOME / (LOSS) ...................................................................    (3,191,756)    (1,798,930)
                                                                                                     ==========     ==========


BASIC AND DILUTED PER SHARE DATA:
       WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING .......................................     9,755,150      9,380,293
                                                                                                      =========      =========

       NET LOSS PER SHARE .......................................................................         (0.31)         (0.19)
                                                                                                      =========      =========





                                   The  accompanying  notes are an integral part of the financial statements.



                                                                    ARIEL CORPORATION
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)





                                                                                                For The Three Months Ended March 31,
                                                                                                           1999            1998
                                                                                                           ----            ----
Cash flows from operating activities:
Net Loss ...........................................................................................   ($ 3,008,817)   ($ 1,798,930)
Adjustments to reconcile net loss to net cash used
     operating activities:
                   Depreciation and amortiz ........................................................        226,765         313,651
                   Amortization of goodwill & intangibles ..........................................        357,182               0
                   Amortization of debt issuance costs .............................................         16,089          16,089
                   Provision for doubtful accounts .................................................        206,248          15,000
                   Provision for inventory obsolescence ............................................         25,861          55,000
                   Non-Cash compensation expense ...................................................              0          27,705
(Increase) decrease in assets:
                   Accounts receivable .............................................................        467,739      (3,522,666)
                   Other receivables ...............................................................        190,834             420
                   Inventories .....................................................................        562,645      (1,653,746)
                   Other assets ....................................................................         65,583        (202,085)
Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses ...........................................     (3,592,153)      1,775,887
                   Royalties payable, related parites ..............................................        (46,800)        (21,146)
                                                                                                         ----------      ----------
   Net cash (used in) operating activiities.........................................................     (4,528,826)     (4,994,821)
                                                                                                         ----------      ----------

Cash flows from investing activities:
                   Purchase of equipment ...........................................................       (321,162)       (223,372)
                                                                                                           --------        --------
   Net cash (used in) investing activities..........................................................       (321,162)       (223,372)
                                                                                                           --------        --------

Cash flows from financing activities:
                   Proceeds from debt financing ....................................................              0       2,000,000
                   Principal payments on long-term debt ............................................       (269,463)        (69,710)
                   Proceeds from exercise of common stock options and warrants .....................              0       1,628,552
                                                                                                            --------      ---------
   Net cash provided by (used in) financing activities..............................................       (269,463)      3,558,842
                                                                                                           --------       ---------

Effect of exhange rate changes on cash .............................................................        (18,294)              0

Net increase (decrease) in cash ....................................................................     (5,137,745)     (1,659,351)

                   Cash and cash equivalents, beginning of year ....................................     17,996,575       2,645,864
                                                                                                         ----------      ----------
Cash and cash equivalents, end of period ...........................................................   $ 12,858,830    $    986,513
                                                                                                       ============    ============








                             The accompanying  notes are an integral part of the financial statements.






                                       Ariel Corporation
                           Notes to Consolidated Financial Statements
                                           (Unaudited)

1.       Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.
     As of March 31, 1999, the Company had working capital of $9,956,921, including cash and cash equivalents of $12,858,830. The Company expects to incur costs and expenses in excess of expected revenues as the Company continues to execute its business strategy.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. The results for interim periods are not necessarily indicative of results for the full year.




2. Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:
                                                                                   March 31,      December 31,
                                                                                     1999              1998
                                                                                     ----              ----

         Component Materials...................................................  $   673,631        $1,040,115
         Work-in process...........................................................1,312,108         1,536,870
         Finished Goods............................................................  274,998           280,341
                                                                                     -------           -------
                                                                                  $2,260,737        $2,857,326
                                                                                  ==========        ==========

3.       Debt

     As of March 31, 1999 the Company had total debt of $5,513,472 consisting of notes due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $5,004,788 and acquired foreign debt of $508,684.
     Under its credit facility with Transamerica, outstanding debt of $5,004,788 as of March 31,1999 consisted of the following: a $2,504,788 Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997, and $2,500,000 drawn against a Revolver which matures on June 12, 2000 but can be extended for two additional one year periods. The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears. The interest rate in effect on the term loan at March 31, 1999 was 12.099%.
     On May 14, 1999 the Company executed an amendment to its agreement with Transamerica that included a waiver for certain financial covenants the Company was not in compliance with as of December 31, 1998 and March 31, 1999 and amended covenants for 1999 and 2000. With the execution of this amendment all previous financial covenants have been waived. Amended covenants consist of the following:

  o As of June 30, 1999 working capital shall be no less than $8,000,000. The ratio of current assets to current liabilities shall not be less than 1.50 to 1.00. Tangible net worth shall not be less than $7,000,000.
  oAs of September 30, 1999 working  capital  shall be no less than  $6,000,000.
   The ratio of  current  assets to current  liabilities  shall not be less than
   1.50 to 1.00. Tangible net worth shall not be less than $5,000,000.
  o As of December 31, 1999 working capital shall be no less than $8,000,000. The ratio of current assets to current liabilities shall not be less than
    1.75 to 1.00. Tangible net worth shall not be less than $6,500,000.
  o Gross Profit Margins for the year ending December 31, 1999 shall not be less than 35%.
  o Net losses before taxes for the year ending December 31, 1999 are not to exceed $10,000,000.
  o Net losses before taxes for the year ending December 31, 2000 are not to exceed $ 0.

4.       Segment Data

     Segments are comprised of European and North American operations. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 of the Company's Form 10-K. Segment profit includes operating expenses directly attributable to the segment including administrative, selling, marketing, research and development costs and taxes. Certain expenses managed outside the reportable segments are excluded. Costs excluded from segment profit include charges for in-process technology and costs related to mergers and acquisitions. The Company does not include intercompany transfers between segments for management reporting purposes.

     On November 23, 1998 the Company acquired all of the outstanding stock of SCii Telecom, SA, in Paris France. As a result of the acquisition, the Company now reports segments on a geographic basis. European operations did not qualify as a reportable segment as of December 31, 1998, therefore, there is no comparable segment information presented.



Summary information by segment as of and for the three months ending March 31, 1999 is as follows:

     NORTH AMERICA:
              Revenues from external customers                           $2,919,974
              Intersegment revenues                                           5,250
              Segment profit / (loss)                                    (2,162,827)
              Segment assets                                             24,268,657

     EUROPE:
              Revenues from external customers                             $153,555
              Intersegment revenues                                             -0-
              Segment profit / (loss)                                      (843,715)
              Segment assets                                              6,472,523



      A reconciliation of the Company's segment losses to the corresponding  consolidated  amounts for the three months ending March 31, 1999 is as follows:

              Segment profit / (loss)                                  ($3,006,542)
              Profit margins on intersegment revenues                       (2,275)
                                                                   =================
              Net loss                                                 ($3,008,817)
                                                                   =================








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                                           Three months ended
                                                                               March 31,

                                                                         1999              1998

Sales                                                                    100%              100%

Cost of goods sold                                                        45                59
                                                                      -----------       ----------

     Gross profit                                                         55                41


Expenses

     Sales and marketing                                                  50                18

     General and administrative                                           59                22

     Research and development                                             44                29
                                                                      -----------        ----------

     Total Operating Expenses                                            1.53               69

Loss from operations                                                     (98)              (27)


Interest Income                                                           5                  *

Interest Expense                                                         (5)                (2)

Other (expense) Income                                                    *                  *
                                                                      -----------        ----------

    Loss before income taxes                                             (98)              (29)

     Income taxes                                                         -                  -
                                                                      ===========        ==========


                 Net Loss                                               (98)%              (29)%
                                                                      ===========        ==========
o        Total is less than 1%


Three  months  ended March 31, 1999 as Compared to three  months ended March 31,
1998

Net Sales

     Worldwide sales were $3,073,529 for the three months ended March 31, 1999, a decrease of $3,203,088 compared to net sales of $6,276,617 for the three months ended March 31, 1998. Domestic sales were $2,682,539 for the three months ended March 31, 1999 compared to $5,592,581 for the three months ended March 31, 1998, a decrease of $2,910,042. Approximately $2.1 million of this decrease is attributable to a decrease in T1-Modem+ sales to Compaq, a major PC Integrator customer. Compaq has discontinued its networking group and as a result, the Company expects 1998 sales to PC integrators to be a significant part of its 1999 sales variances from the previous year. Other domestic decreases include a reduction in RS1000 product sales to technical original equipment manufacturers
(TOEM). International sales were $390,990 for the first quarter of 1999 including U.S. exports of $237,435 and sales from European operations of $153,555. This as compared to $684,036 for the first quarter of 1998. The decrease of $293,046 in international sales is a result of a decrease in sales of RS1000 and T1-Modem+ due to the introduction of the RS2000 product in September of 1998. Such decreases were partially offset by revenues from the Company's European subsidiary, SCii Telecom, SA which was acquired in November 1998.

Gross Profit

     Gross profit decreased by $916,308 or 35% to $1,679,931 for the three months ended March 31, 1999 from $2,596,238 for the three months ended March 31, 1998. Gross profit margin was 55% for the three months ended March 31, 1999 compared to 41% for the three months ended March 31, 1998. Margin differences were due to a reduction in sales that was partially offset by higher gross margin rates. The 14% increase in gross profit margin as a percent of sales reflects the shift in markets from lower margin sales to PC Integrators in the first quarter of 1998 to shipments to TOEM customers which carry higher gross margins.

Sales and marketing

     Sales and marketing expenses were $1,524,903 or 50% of sales for the three months ended March 31, 1999 compared to $1,102,077 or 18% of sales for the three months ended March 31,1998. The increase of $422,826 or 38% reflects an increase in salaries and related expenses. These increases resulted from the acquisition of the Company's European subsidiaries, hiring a Senior Marketing Vice President and transferring the former President to the Vice President of Sales position in the fourth quarter of fiscal 1998. Such increases were partially offset by a reduction in commissions due to lower sales and reduced costs for product demonstration equipment.

General and administrative

     General and administrative expenses were $1,826,855 for the three months ended March 31, 1999 compared to $1,356,051 for the three months ended March 31, 1998. The increase of $470,804 reflects amortization of goodwill and other intangibles of $265,679 realized in the Company's November 1998 acquisition of SCii Telecom, SA. General and administrative expenses of SCii also contributed $129,481 in the quarter ending March 31, 1999. Allowances for doubtful accounts constituted a $191,248 increase as compared to the first quarter of the prior year. Such increases were partially offset by decreases in consulting and other administrative expenses related to the Company's Communications Systems Group
(CSG). The CSG was sold to Cabletron in September 1998.

Research and Development

     Research and development expenses were $1,352,127 for the three months ended March 31, 1999 compared to $1,849,137 for the three months ended March 31, 1998, a decrease of $497,010. Research and development expenses increased as a percent to sales from 29% in the first quarter of 1998 to 44% in the same quarter of 1999. CSG research and development expenses incurred in the quarter ending March 31, 1998 were $886,373. As a result of the sale of the CSG, there were no expenses related to this group in 1999. Increases in expenses were comprised primarily of research and development of the foreign subsidiary of $214,815 and bonuses paid to certain engineers in conjunction with employment contracts of approximately $213,000.

Liquidity and Capital Resources

     The Company has a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of March 31, 1999, there was $2,504,788 outstanding under the term loan and $2,500,000 under the Revolver. (See Note 3 to the Financial Statements.)
     The Company took down the term loan on June 12, 1997 when it signed the agreement. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At September 30, 1998, the interest rate in effect was 12.099%.
     The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. Amounts drawn under the Revolver mature on June 12, 2000. Eligibility is computed monthly and amounts drawn that are not supported by the formula are to be repaid at that time. Accordingly, the Revolver balance is reflected as a current liability on the balance sheet. The interest rate in effect under the Revolver is based on the prime rate plus 2.50% and is payable monthly in arrears.
     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

     The Company was not in compliance with certain financial covenants as of December 31, 1998 and March 31, 1999. Such covenants, as amended, are as follows: minimum gross profit margin of 35% for the fiscal year ending December 31, 1998; and accounts receivable collection period of 55 days. On May 14, 1999 the Company executed an amendment to its agreement with Transamerica that included a waiver for noncompliance with the above mentioned covenants and amended covenants for 1999 and 2000. With the execution of this amendment all previous financial covenants have been waived. Amended covenants consist of the following:

     o As of June 30, 1999 working capital shall be no less than $8,000,000. The ratio of current assets to current liabilities shall not be less than 1.50 to 1.00. Tangible net worth shall not be less than $7,000,000. o As of September 30, 1999 working capital shall be no less than $6,000,000. The ratio of current assets to current liabilities shall not be less than 1.50 to 1.00. Tangible net worth shall not be less than $5,000,000. o As of December 31, 1999 working capital shall be no less than $8,000,000. The ratio of current assets to current liabilities shall not be less than 1.75 to 1.00. Tangible net worth shall not be less than $6,500,000. o Gross Profit Margins for the year ending December 31, 1999 shall not be less than 35%. o Net losses before taxes for the year ending December 31, 1999 are not to exceed $10,000,000. o Net losses before taxes for the year ending December 31, 2000 are not to exceed $ 0.

     During the three months ended March 31, 1999, there was a net decrease in cash and cash equivalents of $5,137,745. At March 31, 1999, cash and cash equivalents amounted to $12,858,830. Working capital amounted to $9,956,921 at March 31, 1999 compared to $12,632,033 at December 31, 1998.
     Net cash used in operating activities for the three months ended March 31, 1999 amounted to $4,528,826. The negative cash flows from operations were the due, in part, to the Company's net loss of $3,008,817 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $832,145. Other operating cash uses included decreases in accounts payable and accrued liabilities of $3,592,153 as the Company paid down obligations of its subsidiary and accrued costs related to the sale of the CSG. Such decreases were partially offset by increases in operating cash due to reduced inventory and accounts receivable of $562,645 and $467,739, respectively.
     Net cash used in investing activities for the three months ended March 31, 1999 amounted to $321,162 due mostly to the purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.
     Net cash used in financing activities for the three months ended March 31, 1999 amounted to $269,463, reflecting principal payments on debt.

         Readiness for Year 2000

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

     The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or fixing all Y2k problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to such a problem, our results of operations could be materially impacted."

Part II.     Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

a)     Exhibits -  Exhibit 27  Schedule of Financial Data (Filed Electronically)

       b)    Reports on Form 8-K - None.

                                                Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Ariel Corporation
                                               --------------------------------
                                               Registrant






                                                 /s/ John R. Loprete
                                               --------------------------------
                                               John R. Loprete
                                               Vice President of Finance and
                                               Principal Accounting Officer


Date:  May 17, 1999