Form 10-Q
period 1999-06-30
ARIEL CORP
filed 1999-08-16
CIK 911167




                       Securities and Exchange Commission

                              Washington, DC 20549
                                                  ----------------------------------

                                    Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the securities exchange act of 1934

For the quarterly period ended June 30, 1999                                        Commission file number: 0-25326

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

Common Stock, $.001 par value                                    9,760,150 shares outstanding
                                                                as of June 30, 1999


                    Documents Incorporated by Reference: None


                                                            Ariel Corporation
                                      Index

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements  (Unaudited)
         --------------------

                  A.       Consolidated balance sheets as of June 30, 1999 and December 31, 1998

                  B.       Consolidated statements of operations for the three and six months ended
                           June 30, 1999 and 1998

                  C. Consolidated statements of cash flows for the six months ended June 30, 1999 and 1998.

                  D.       Notes to consolidated financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------------------------------



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------




Part II.  Other Information
---------------------------


Item 1. Legal Proceedings
        -------------------


Item 2. Changes in Securities
        ---------------------

Item 3. Defaults Upon Senior Securities
        -------------------------------


Item 4. Submission of Matters to a Vote of Shareholders
        ------------------------------------------------
A.       Annual Meeting and Proxies
B.       Election of Director
C.       Other Matters and Results


Item 5. Other Information
        -----------------


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------




PART I. - FINANCIAL INFORMATION
ITEM  I. - FINANCIAL STATEMENTS

                                                                ARIEL CORPORATION
                                                           CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)

                                                                                   June 30,      December 31,
                                                                                     1999            1998
                                                                                ------------    -------------
          ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ............................................   $ 11,026,567    $ 17,996,575
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $1,883,991 IN 1999 AND $1,460,855 IN 192,358,554 ...      3,593,709
       OTHER RECEIVABLES ....................................................      1,099,123       1,378,781
       INVENTORIES, NET .....................................................      2,096,706       2,857,326
       PREPAID EXPENSES .....................................................        467,150         449,691
                                                                                ------------    ------------
                            TOTAL CURRENT ASSETS ............................     17,048,100      26,276,082

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ................................................      1,308,213       1,365,354

INTANGIBLE ASSETS ...........................................................        805,490         997,225
GOODWILL ....................................................................      3,421,689       4,344,374

OTHER ASSETS ................................................................        647,592         699,345

                                                                                ============    ============
       TOTAL ASSETS .........................................................   $ 23,231,084    $ 33,682,380
                                                                                ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE .....................................................   $  1,849,353    $  2,679,548
       ACCRUED EXPENSES .....................................................      3,074,147       5,388,661
       CURRENT PORTION OF LONG-TERM DEBT ....................................      5,116,996       5,480,430
       ROYALTIES PAYABLE ....................................................         42,021          95,410
                                                                                ------------    ------------

                            TOTAL CURRENT LIABILITIES .......................     10,082,517      13,644,049



LONG-TERM DEBT ..............................................................         73,479         332,834


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 9,760,150 AT JUNE 30, 1999
                                 AND 9,760,150 AT DECEMBER 31, 1998                    9,760           9,760

       ADDITIONAL PAID-IN CAPITAL ...........................................     33,302,342      33,302,342
       UNREALIZED GAIN / (LOSS) ON FOREIGN CURRENCY TRANSLATION .............       (415,931)         31,272
       ACCUMULATED DEFICIT ..................................................    (19,821,083)    (13,637,877)
                                                                                ------------    ------------
                            TOTAL STOCKHOLDERS' EQUITY ......................     13,075,088      19,705,497

                                                                                ============    ============
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .............................   $ 23,231,084    $ 33,682,380
                                                                                ============    ============


                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


                                                                           ARIEL CORPORATION
                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (Unaudited)





                                                       For The Three Months Ended June 30,    For The Six Months Ended June30,
                                                                 1999           1998             1999            1998
                                                       ------------------   -------------   -------------   --------------
SALES ...................................................   $  2,760,021    $  4,111,190    $  5,824,661    $ 10,387,808

COST OF GOODS SOLD ......................................      1,129,731       2,468,064       2,521,869       6,148,445
                                                               ---------       ---------       ---------       ---------

       GROSS PROFIT .....................................      1,630,290       1,643,126       3,302,792       4,239,363

EXPENSES:
     SALES AND MARKETING ................................      1,630,492       1,320,868       3,155,795       2,422,944
     GENERAL AND ADMINISTRATIVE .........................      1,925,207       1,681,821       3,738,654       3,037,868
     RESEARCH AND DEVELOPMENT ...........................      1,359,278       1,922,063       2,712,961       3,771,203
                                                               ---------       ---------       ---------       ---------

         TOTAL OPERATING EXPENSES .......................      4,914,977       4,924,752       9,607,410       9,232,015
                                                               ---------       ---------       ---------       ---------

       LOSS FROM OPERATIONS .............................     (3,284,687)     (3,281,626)     (6,304,618)     (4,992,652)

INTEREST INCOME .........................................        132,502          23,405         293,350          40,208

INTEREST EXPENSE ........................................       (146,550)       (180,239)       (292,051)       (277,402)

OTHER INCOME ............................................         30,799          60,199          28,575          52,655
                                                                  ------          ------          ------          ------

       LOSS BEFORE INCOME TAXES .........................     (3,267,936)     (3,378,261)     (6,274,744)     (5,177,191)
                                                              ----------      ----------      ----------      ----------

      INCOME TAXES ......................................              0               0               0               0
                                                              ----------      ----------      ----------      ----------

       NET LOSS .........................................   ($ 3,267,936)   ($ 3,378,261)   ($ 6,274,744)   ($ 5,177,191)
                                                            ------------    ------------    ------------    ------------







OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ..........       (112,215)              0        (295,154)              0
                                                                --------               -        --------               -


                               COMPREHENSIVE (LOSS) .....     (3,380,151)     (3,378,261)     (6,569,898)     (5,177,191)
                                                              ==========      ==========      ==========      ==========



BASIC AND DILUTED PER SHARE DATA:
       WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING      9,760,150       9,697,114       9,760,150       9,514,482
                                                               =========       =========       =========       =========


       NET LOSS PER SHARE ...............................          (0.33)          (0.35)          (0.64)          (0.54)
                                                               =========       =========       =========       =========





                    The accompanying notes are an integral part of the financial statements.




                                                                                ARIEL CORPORATION
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    (Unaudited)






                                                                        For The Six Months Ended June 30,
                                                                            1999                  1998
                                                                        ==============         ============
Cash flows from operating activities:
Net Loss ...............................................................   ($ 6,274,744)   ($ 5,177,191)
Adjustments to reconcile net loss to net cash used in ..................              0
     operating activities: .............................................              0
                            Depreciation and amortization ..............        458,780         631,725
                            Amortization of goodwill & intangibles .....        515,930               0
                            Amortization of debt issuance costs ........         32,181          32,178
                            Provision for doubtful accounts ............        270,093          30,000
                            Provision for inventory obsolescence .......        (65,321)        180,000
                            Non-Cash compensation expense ..............              0          55,409
(Increase) decrease in assets:
                            Accounts receivable ........................      1,222,171      (2,639,768)
                            Inventories ................................        810,959        (895,703)
                            Other assets ...............................       (117,030)       (136,470)
Increase (decrease) in liabilities:
                            Accounts payable and accrued expenses ......     (2,820,300)         47,820
                            Royalties payable, related parites .........        (53,389)         (6,855)
                                                                           ------------    ------------
                                                                             (6,020,669)     (7,878,855)
                                                                           ------------    ------------

Cash flows from investing activities:
                            Purchase of equipment ......................       (349,366)       (333,945)
                                                                           ------------    ------------
                                                                               (349,366)       (333,945)
                                                                           ------------    ------------

Cash flows from financing activities:
                            Proceeds from debt financing ...............              0       4,500,000
                            Principal payments on long-term debt .......       (575,888)       (132,630)
                            Proceeds from exercise of common stock
                               and stock warrants ......................              0       1,882,788
                                                                           ------------    ------------
                                                                               (575,888)      6,250,158
                                                                           ------------    ------------


Effect of exhange rate changes on cash .................................        (24,085)              0

Net increase (decrease) in cash ........................................     (6,970,008)     (1,962,642)

                            Cash and cash equivalents, beginning of year     17,996,575       2,645,864
                                                                             ----------       ---------


Cash and cash equivalents, end of period ...............................   $ 11,026,567    $    683,222
                                                                           ============    ============












                   The accompanying notes are an integral part of the financial statements.


                                Ariel Corporation
                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Presentation
     The financial statements included herein have been prepared by the Company, pursuant to generally accepted accounting principles and the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

     As of June 30, 1999, the Company had working capital of $6,965,583, including cash and cash equivalents of $11,026,567. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing six months as the Company continues to execute its business strategy in the Internet Service Provider (ISP) and Technical Original Equipment (TOEM) markets. There is no assurance the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly the Company may require additional funds to meet planned obligations through December 31, 1999 and will seek to raise such amounts through a variety of options, including future cash from operations, borrowings and proceeds from equity financings. In the event the Company is unable to liquidate its liabilities, planned operations may be scaled back. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures.

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. The results for interim periods are not necessarily indicative of results for the full year.



2. Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:
                                                                         June 30,       December 31,
                                                                          1999              1998
                                                                          ------------------------
         Component Materials.........................................  $   494,214       $1,040,115
         Work-in process..........................................       1,211,815        1,536,870
         Finished Goods..........................................          390,678          280,341
                                                                           -------          -------
                                                                       $ 2,096,706       $2,857,326
                                                                       ===========       ==========

3.       Debt
     As of June 30, 1999 the Company had total debt of $5,190,475 consisting of notes due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $4,819,789 and acquired foreign debt of $370,686.
     Under its credit facility with Transamerica, outstanding debt of $4,819,789 as of June 30,1999 consisted of a $2,504,788 Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1998, and $2,315,001 drawn against a Revolver which matures on June 12, 2000. The Revolver can be extended for two additional periods of one year each. Amounts drawn under the Revolver are based on a formula of eligible accounts receivable and inventory. Approximately $185,000 of the Revolver balance was paid in June as the Company had insufficient eligible accounts receivable and inventory to support amounts drawn. As of June 30, 1999 the Company had sufficient eligible accounts receivable and inventory to support the revolver balance of $2,315,001.

     The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears. The interest rate in effect on the term loan at June 30, 1999 was 12.099%.

Payment terms for the term loan are as follows:
    July 1, 1999 through June 30, 2000                                  $455,787
    July 1, 2000 through June 30, 2001                                  $536,000
    July 1, 2001 through June 30, 2002                                  $603,856
    July 1, 2002 through October 1, 2002                                $909,145
                                                                        --------
                                                         Total        $2,504,788
                                                                      ==========

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


     As of June 30, 1999 the Company is in compliance with these covenants. However, due to the uncertainty of attaining future covenants all Transamerica debt is reflected as a current liability as of June 30, 1999.

4.       Segment Data
     Segments are comprised of European and North American operations. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 of the Company's Form 10K. Segment profit includes operating expenses directly attributable to the segment including administrative, selling, marketing, research and development costs and taxes. Certain expenses managed outside the reportable segments are excluded. Costs excluded from segment profit include charges for in-process technology and costs related to mergers and acquisitions. The Company does not include intercompany transfers between segments for management reporting purposes.

     On November 23, 1998 the Company acquired all of the outstanding stock of SCii Telecom, SA, in Paris France. As a result of the acquisition, the Company now reports segments on a geographic basis. European operations did not qualify as a reportable segment as of December 31, 1998, therefore, there is no comparable segment information presented.

     Summary information by segment as of and for the three and six months ended June 30, 1999 is as follows:




                                                                  For the three months       For the six months ended
              NORTH AMERICA:                                      ended June 30, 1999             June 30, 1999
                                                            ---------------------------    ---------------------------
              Revenues from external customers                              $2,597,740                  $5,517,714
              Intersegment revenues                                                -0-                       5,250
              Segment loss                                                 (2,729,966)                 (4,895,067)
              Segment assets                                                17,506,173                  17,506,173

              EUROPE:
              Revenues from external customers                                $162,281                    $306,947
              Intersegment revenues                                                -0-                         -0-
              Segment loss                                                   (537,970)                 (1,381,952)
              Segment assets                                                 5,724,911                   5,724,911



         A reconciliation of the Company's segment losses to the corresponding consolidated amounts for the three and six months ended June 30, 1999 is as follows:

          Segment profit / (loss)                                         ($3,267,936)                ($6,277,019)
          Profit margins on intersegment revenues                                  -0-                       2,275
                                                            --------------------------  --------------------------
          Net loss                                                        ($3,267,936)                ($6,274,744)
                                                            =========================== ===========================




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


                                                                            Six Months Ended
                                                                                June 30,

                                                                         1999              1998

Sales                                                                    100%              100%

Cost of goods sold                                                        43                59
                                                                      -----------        ----------

     Gross profit                                                         57                41


Expenses

     Sales and marketing                                                  54                23

     General and administrative                                           64                29

     Research and development                                             47                36
                                                                      -----------        ----------

     Total Operating Expenses                                            165                89

Loss from operations                                                    (108)              (48)


Interest Income                                                           5                  0

Interest Expense                                                         (5)                (3)

Other (expense) Income                                                    *                  1
                                                                      -----------        ----------

    Loss before income taxes                                            (108)              (50)

     Income taxes                                                         -                  -
                                                                      -----------        ----------


                 Net Loss                                               (108)%             (50)%
                                                                      ===========        ==========
o        Total is less than 1%



Three months ended June 30, 1999 as compared to three months ended June 30, 1998

Net Sales

     Worldwide sales were $2,760,021 for the three months ended June 30, 1999, a decrease of $1,351,169 compared to net sales of $4,111,190 for the three months ended June 30, 1998. Domestic sales were $2,426,820 for the three months ended June 30, 1999 compared to $3,781,075 for the three months ended June 30, 1998, a decrease of $1,354,255. Approximately $1.1 million of this decrease is attributable to a decrease in T1-Modem+ sales to Compaq, a major PC Integrator customer. Compaq has discontinued its networking group and as a result, the Company expects 1998 sales to PC integrators to be a significant part of its 1999 sales variances from the previous year. The Company expects to offset the reduction in sales to PC integrators by sales to Technical Original Equipment Manufacturers (TOEMs) and Internet Service Providers (ISPs). There can be no assurance the Corporation will be successful in expanding its sales in these areas.

     International sales were $333,201 for the second quarter of 1999 including U.S. exports of $170,920 and sales from European operations of $162,281. This as compared to $330,115 for the second quarter of 1998.

Gross Profit

     Gross profit decreased by $12,836 to $1,630,290 for the three months ended June 30, 1999 from $1,643,126 for the three months ended June 30, 1998. Gross profit margin was 59% for the three months ended June 30, 1999 compared to 40% for the three months ended June 30, 1998. The decrease in gross profit was the result of reduced sales. The increase in gross profit as a percent to sales resulted from a higher mix of sales to technical original equipment manufacturers (TOEM) as compared to PC integrators such as Compaq. TOEM's gross profits are higher as the Company is able to charge premiums for engineering for specific customer applications.

Sales and marketing

     Sales and marketing expenses were $1,630,492 or 59% of sales for the Three months ended June 30, 1999 compared to $1,320,868 or 32% of sales for the Three months ended June 30,1998, an increase of $309,624. Salaries and related expenses increased $101,884 as a result of the addition of a Senior Vice President of Marketing and the transfer of the former President to the Vice
President of Sales position. These changes occurred in December 1998. Advertising, marketing research and promotions increased $289,066 over the prior year as the Company introduced its PowerPopTM concept to Internet Service Providers (ISP) and continues efforts to penetrate the ISP market. Such increases were offset by a reduction in commissions of $38,514 due to lower sales and a reduction in trade show expenses of $49,546 as shows for these new markets did not occur in the second quarter of 1999.

General and administrative

     General and administrative expenses were $1,925,207 for the three months ended June 30, 1999 compared to $1,681,821 for the three months ended June 30, 1998. The increase of $243,386 is primarily due to the amortization of goodwill and other intangibles realized in the Company's November 1998 acquisition of SCii Telecom SA. Amortization charges for the three months ending June 30, 1999 were $250,249. This increase was partially offset by a reduction to wages due to the departure of the Company's Chief Financial Officer during the second quarter of 1998.

Research and Development

     Research and development expenses were $1,359,278 or 49% of sales for the three months ended June 30, 1999 compared to $1,922,063 or 47% of sales for the three months ended June 30, 1998, a decrease of $562,785 or 29%. Expenses declined by $978,177 from the same period last year due to the sale of the Company's Communications Systems Group (CSG) to Cabletron in September 1998. These decreases were offset by an increase in research and development of $236,187 resulting from investments in products and technologies at the Company's European subsidiary, SCii Telecom, SA. Additionally, expenses increased due to bonuses paid to certain engineers in conjunction with employment contracts of approximately $213,000.


Six Months Ended June 30, 1999 as compared to Six Months Ended June 30, 1998

Net Sales

     Worldwide sales were $5,824,661 for the six months ended June 30, 1999, a decrease of $4,563,147 compared to net sales of $10,387,808 for the six months ended June 30, 1998. Domestic sales were $5,282,012 for the six months ended June 30, 1999 compared to $9,534,794 for the six months ended June 30, 1998, a decrease of $4,252,782. Approximately $3.2 million of this decrease is attributable to a decrease in sales to Compaq, a major PC Integrator customer. Compaq has discontinued its networking group and as a result, the Company expects 1998 sales to PC integrators to be a significant part of its 1999 sales variances from the previous year. A reduction in T1-Modem+ sales to TOEM customers accounted for an additional decrease of $1.1 million. The Company expects to offset the reduction in sales to PC integrators by sales to Technical Original Equipment Manufacturers (TOEMs) and Internet Service Providers (ISPs). There can be no assurance the Corporation will be successful in expanding its sales in these areas.

     International sales were $542,649 for the first six months of 1999 including U.S. exports of $234,284 and sales from European operations of $308,366. This as compared to $853,014 for the same period in 1998. A decrease in international sales of $310,365 reflects a decrease in sales of T1 Modem+ products to European OEM customers of $618,730. This decrease is partially offset by sales from the Company's European subsidiaries of $308,366.

Gross Profit

     Gross profit decreased by $936,571 or 22% to $3,302,792 for the six months ended June 30, 1999 from $4,239,363 for the six months ended June 30, 1998. Gross profit margin was 57% for the six months ended June 30, 1999 compared to 41% for the six months ended June 30, 1998. The increase in gross profit margin as a percent of sales reflects the continued shift in product mix from lower margin shipments to PC integrators to shipments to TOEM's customers that carry higher gross margins.

Sales and marketing

     Sales and marketing expenses were $3,155,795 or 54% of sales for the six months ended June 30, 1999 compared to $2,422,944 or 23% of sales for the six months ended June 30,1998. The increase of $732,851 reflects an increase in salaries and related expenses of $222,755 as the Company has added selling and marketing resources including a Senior Vice President of Marketing and transferred the former President to the Vice President of Sales position. Other increases include $431,564 for advertising and marketing programs related to the Company's ISP and TOEM target markets and $231,127 for European operations. Such increases were offset by decreases in commissions of $64,537 due to lower sales and a decrease in trade show expenses of $92,948 related to a shift in markets from the same period last year.

General and administrative

     General and administrative expenses were $3,738,654 for the six months ended June 30, 1999 compared to $3,037,868 for the six months ended June 30, 1998. The increase of $700,786 is primarily due to the amortization of goodwill and other intangibles realized in the Company's November 1998 acquisition of SCii Telecom, SA. Amortization charges for the six months ending June 30, 1999 were $515,928. Additionally, the Company incurred $331,899 in general and administrative expenses related to its European subsidiaries including costs related to establishing a wholly owned German subsidiary. Such increases were partially offset by decreases in domestic administrative wages, benefits and related taxes of $212,982 related to a reduction in domestic employees.

Research and Development

     Research and development expenses were $2,712,961 or 47% of sales for the six months ended June 30, 1999 compared to $3,771,203 or 36% of sales for the six months ended June 30, 1998, a decrease of $1,058,242 or 28%. Expenses declined by $1,864,550 from the same period last year due to the sale of the Company's Communications Systems Group (CSG) to Cabletron in September 1998. These decreases were offset by an increase in research and development of $452,559 resulting from investments in products and technologies at the Company's European subsidiary, SCii Telecom, SA. Additionally, expenses increased due to bonuses paid to certain engineers in conjunction with employment contracts of approximately $426,000.

Liquidity and Capital Resources

     The Company maintains a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of June 30, 1999, there was $2,504,788 outstanding under the term loan and $2,315,001 under the Revolver. (See Note 3 to the Financial Statements.)

     The Company took down the term loan on June 12, 1997 when it signed the agreement. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At June 30, 1999, the interest rate in effect was 12.099%.

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

     As of June 30, 1999 the Company is in compliance with these covenants. However, due to the uncertainty of attaining future covenants all Transamerica debt is reflected as a current liability as of June 30, 1999.

     During the six months ended June 30, 1999, there was a net decrease in cash and cash equivalents of $6,970,008. At June 30, 1999, cash and cash equivalents amounted to $11,026,567. Working capital amounted to $6,965,583 at June 30, 1999 as computed with all Transamerica debt reflected as a current liability. This as compared to $12,632,033 at December 31, 1998.

     Net cash used in operating activities for the six months ended June 30, 1999 amounted to $6,020,669. The negative cash flows from operations were due, in part, to the Company's net loss of $6,274,744 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $1,276,984. Other operating cash uses included decreases in accounts payable and accrued liabilities of $2,820,300 as the Company paid down obligations of its subsidiary and accrued costs related to the sale of the CSG and executive bonuses. Such decreases were partially offset by increases in operating cash due to reduced inventory and accounts receivable of $810,959 and $1,222,171, respectively.

     Net cash used in investing activities for the six months ended June 30, 1999 amounted to $349,366 due to the purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.

     Net cash used in financing activities for the six months ended June 30, 1999 amounted to $575,888, reflecting principal payments on debt including $184,999 against the Revolver.

     The Company expects to incur costs and expenses in excess of expected revenues during the ensuing six months as the Company continues to execute its business strategy in the ISP and TOEM markets. There is no assurance the Company will generate sufficient cash flow from product sales to liquidate liabilities as they become due. Accordingly the Company may require additional funds to meet planned obligations through December 31, 1999 and will seek to raise such amounts through a variety of options, including future cash from operations, borrowings and proceeds from equity financings. In the event the Company is unable to liquidate its liabilities, planned operations may be scaled back. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available we may delay or eliminate some expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        -----------------------------------------------------------

     The Company does not have material exposure to market risk from market risk sensitive instruments.

Part II. Other Information
--------------------------


Item 1. Legal Proceedings
        ------------------
         None


Item 2. Changes in Securities
        ---------------------
         None


Item 3. Defaults Upon Senior Securities
        -------------------------------
         None


Item 4. Submission of Matters to a Vote of Shareholders
        ------------------------------------------------



a) The Company held its annual meeting of stockholders, through the solicitation of proxies, on June 23, 1999.

b) Jay H. Atlas, President and Chief Executive Officer was elected as a director for a term of three years. Messrs. Robert Ranalli, Edward Horowitz, Harold Paul and Theodore Coburn continued as directors. Anthony Agnello continued as Chairman.

c) In addition,  the stockholders voted to amend the Company's 1995 Stock Option
Plan,
              increasing the number of shares authorized under the Plan from 1,700,000 to 2,200,000. Finally, the stockholders voted to ratify the selection of PricewaterhouseCoopers, LLP as the Company's auditors for the fiscal year ending December 31, 1999.

                  The voting totals were as follows:

(i)      Election of Jay H. Atlas
              For 8,749,444;        Against 0;       Withheld 458,650;

(ii)     Amendment to the 1995 Stock Option Plan
              For 2,831,239;        Against 724,477;            Abstain 63,848; Not Voted 5,588,530

(iii)                   Proposal  to  ratify   PricewaterhouseCoopers,   LLP  as
                        Independent  Public  Accountants for the Company for the
                        year ending December 31, 1999

              For 9,131,223;        Against 52,271;           Abstain 24,600;


Item 5. Other Information
        -----------------
         None

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



                                                       -------------------------
                                                       John R. Loprete
                            Vice President of Finance
                            and Principal Accounting
                                                                         Officer
Date:  August 13, 1999