Form 10-Q
period 1999-09-30
ARIEL CORP
filed 1999-11-15
CIK 911167

                       Securities and Exchange Commission

                              Washington, DC 20549
                        ----------------------------------

                                    Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the securities exchange act of 1934

For the quarterly period ended September 30, 1999                                   Commission file number: 0-25326

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

Common Stock, $.001 par value                                    9,760,150 shares outstanding
                                                                as of September 30, 1999


                    Documents Incorporated by Reference: None


                                Ariel Corporation
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements  (Unaudited)

                  A.       Consolidated balance sheets as of September 30, 1999 and December 31, 1998

                  B.       Consolidated statements of operations for the three and nine months ended
                           September 30, 1999 and 1998

                  C.       Consolidated  statements of cash flows for the nine months ended September 30, 1999 and 1998.

                  D.       Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Part II.  Other Information

Item 1.  Legal proceedings - None
Item 2. Changes in Securities  - None
Item 3. Defaults upon senior securities  - None
Item 4. Submissions of matters to a vote of shareholders - None
Item 5. Other Information - None
Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits  -  Exhibit  27  -   Financial Data Schedule (Filed
                           Electronically)

         b)   Reports on Form 8-K - None.

PART I. - FINANCIAL INFORMATION
ITEM  I. - FINANCIAL STATEMENTS

                                                               ARIEL CORPORATION
                                                                BALANCE SHEETS
                                                                  (Unaudited)

                                                                                    September 30,  December 31,
                                                                                        1999           1998
                                                                                    ------------   ------------
          ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ................................................   $  6,152,272    $ 17,996,575
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $1,565,866 IN 1999 AND $1,460,855 IN 1998 ..............      3,191,526       3,593,709
       OTHER RECEIVABLES ........................................................        838,344       1,378,781
       INVENTORIES, NET .........................................................      1,978,500       2,857,326
       PREPAID EXPENSES .........................................................        411,668         449,691
                                                                                     ------------    ------------
                            TOTAL CURRENT ASSETS ................................     12,572,310      26,276,082

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ....................................................      1,176,393       1,365,354

INTANGIBLE ASSETS ...............................................................        248,285         997,225
GOODWILL ........................................................................      3,816,791       4,344,374

OTHER ASSETS ....................................................................        618,495         699,345
                                                                                    -------------   ------------
TOTAL ASSETS ....................................................................   $ 18,432,274    $ 33,682,380
                                                                                    =============   ============



LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE .........................................................   $  1,529,864    $  2,679,548
       ACCRUED EXPENSES .........................................................      2,834,502       5,388,661
       CURRENT PORTION OF LONG-TERM DEBT ........................................      3,872,467       5,480,430
       ROYALTIES PAYABLE ........................................................         42,021          95,410
                                                                                       ---------      ----------

                            TOTAL CURRENT LIABILITIES ...........................      8,278,854      13,644,049



LONG-TERM DEBT ..................................................................         29,912         332,834


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 9,760,150 AT SEPTEMBER 30, 1999
                                 AND 9,760,150 AT DECEMBER 31, 1998 .............          9,760           9,760

       ADDITIONAL PAID-IN CAPITAL ...............................................     33,302,342      33,302,342
       UNREALIZED GAIN / (LOSS) ON FOREIGN CURRENCY TRANSLATION .................       (291,980)         31,272
       ACCUMULATED DEFICIT ......................................................    (22,896,614)    (13,637,877)

                            TOTAL STOCKHOLDERS' EQUITY ..........................     10,123,508      19,705,497
                                                                                      ----------      ----------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .................................   $ 18,432,274    $ 33,682,380
                                                                                    ============    ============


                                     The accompanying notes are an integral part of the financial statements





                                                                                      ARIEL CORPORATION
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         (Unaudited)



                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                            1999             1998             1999          1998
                                                       ==============   ==============   ============== ==============

SALES ...............................................   $  2,869,593    $  3,180,252    $  8,694,254    $ 13,568,059

COST OF GOODS SOLD ..................................      1,133,081       1,802,570       3,654,950       7,951,014
                                                         ------------    ------------    ------------    ------------
       GROSS PROFIT .................................      1,736,512       1,377,682       5,039,304       5,617,045

EXPENSES:
     SALES AND MARKETING ............................      1,102,758       1,257,027       4,258,553       3,679,971
     GENERAL AND ADMINISTRATIVE .....................      1,723,805       3,402,922       5,370,956       6,440,794
     RESEARCH AND DEVELOPMENT .......................      1,425,861       1,847,725       4,230,325       5,618,925
     RESTRUCTURING CHARGE ...........................        369,528               0         369,528               0
                                                         ------------    ------------    ------------

         TOTAL OPERATING EXPENSES ...................      4,621,952       6,507,674      14,229,362      15,739,690

                                                        ------------    ------------    ------------    ------------
       LOSS FROM OPERATIONS .........................     (2,885,440)     (5,129,992)     (9,190,058)    (10,122,645)

INTEREST INCOME .....................................         85,384         140,399         378,734         180,607

INTEREST EXPENSE ....................................       (119,899)       (939,599)       (411,950)     (1,217,001)

GAIN ON SALE OF ASSETS ..............................              0      29,537,896               0      29,537,896

OTHER INCOME / (EXPENSE) ............................        (64,038)             72         (35,463)         52,728

                                                        ------------    ------------    ------------    ------------
      INCOME / (LOSS) BEFORE INCOME TAXES ...........     (2,983,993)     23,608,776      (9,258,737)     18,431,585

      PROVISION FOR INCOME TAXES ....................              0         368,632               0         368,632

                                                        ------------    ------------    ------------    ------------
       NET INCOME / (LOSS) ..........................   ($ 2,983,993)   $ 23,240,144    ($ 9,258,737)   $ 18,062,953
                                                        ------------    ------------    ------------    ------------






OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ......         81,807               0        (213,346)              0
                                                         ============    ============    ============    ============
                      COMPREHENSIVE INCOME / (LOSS) .     (2,902,186)     23,240,144      (9,472,083)     18,062,953
                                                         ============    ============    ============    ============

      BASIC EARNINGS / (LOSS)  PER SHARE ............          (0.31)           2.39           (0.95)           1.86
                                                         ============    ============    ============    ============

      DILUTED EARNINGS / (LOSS)  PER SHARE ..........          (0.31)           2.36           (0.95)           1.84
                                                         ============    ============    ============    ============


       BASIC WEIGHTED AVERAGE NUMBER OF
                            COMMON SHARES OUTSTANDING      9,760,150       9,742,926       9,760,150       9,728,223
                                                         ============    ============    ============    ============
       EFFECT OF DILUTIVE OPTIONS ...................              0         123,314               0          74,157

       DILUTED WEIGHTED AVERAGE NUMBER OF
                            COMMON SHARES OUTSTANDING      9,760,150       9,866,240       9,760,150       9,802,380
                                                         ============    ============    ============    ============

                                    The accompanying notes are an integral part of the financial statements.





                                                                      ARIEL CORPORATION
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)



                                                                                   For The Nine Months Ended September 30,
                                                                                            1999             1998
                                                                                       ==============    ==============
Cash flows from operating activities:
Net Loss ..............................................................................   ($ 9,258,737)   $ 18,062,953
Adjustments to reconcile net loss to net cash used in
     operating activities:
                            Gain/(loss) on disposal of assets .........................         60,911     (29,537,896)
                            Depreciation and amortization .............................        693,552         913,641
                            Amortization of goodwill & intangibles ....................        764,312               0
                            Amortization of debt issuance costs .......................         32,181          48,629
                            Provision for doubtful accounts ...........................        284,829         724,268
                            (Benefit from) / provision for inventory obsolescence .....        (28,706)        225,000
                            Non-Cash compensation expense .............................              0          83,115
(Increase) decrease in assets:
                            Accounts receivable .......................................        452,799      (3,202,582)
                            Inventories ...............................................        897,992        (779,711)
                            Other assets ..............................................        171,636        (119,351)
Increase (decrease) in liabilities:
                            Accounts payable and accrued expenses .....................     (3,466,637)        437,425
                            Royalties payable, related parties ........................        (53,389)         (2,406)
                                                                                          ------------    ------------
Net cash used in operating activities .................................................     (9,449,257)    (13,146,915)
                                                                                          ------------    ------------

Cash flows from investing activities:
                            Net proceeds from sale of assets ..........................              0      31,187,253
                            Purchase of equipment .....................................       (509,711)       (415,437)
                                                                                          ------------    ------------
Net cash (used in) provided by investing activities ...................................       (509,711)     30,771,816
                                                                                          ------------    ------------

Cash flows from financing activities:
                            Proceeds from debt financing ..............................              0       4,500,000
                            Principal payments on long-term debt ......................       (174,537)
                            Principal payments on short-term debt .....................     (1,927,501)     (2,000,000)
                            Proceeds from exercise of common stock options and warrants              0       2,010,915
                                                                                          ------------    ------------
Net cash (used in) provided by financing activities ...................................     (1,927,501)      4,336,378
                                                                                          ------------    ------------


Effect of exchange rate changes on cash ...............................................         42,166               0

Net increase (decrease) in cash .......................................................    (11,844,303)     21,961,279

                            Cash and cash equivalents, beginning of year ..............     17,996,575       2,645,864

                                                                                          ============    ============
Cash and cash equivalents, end of period ..............................................   $  6,152,272    $ 24,607,143
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

     As of September 30, 1999, the Company had working capital of $4,293,456, including cash and cash equivalents of $6,152,272. The Company expects to incur costs and expenses in excess of expected revenues during the ensuing twelve months as the Company continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. There is no assurance that the Company will generate sufficient cash flow from operations to liquidate liabilities as they come due. In the event that the Company is unable to liquidate its liabilities, it may delay or eliminate some expenditures and planned operations may be scaled back. Accordingly the Company expects that it will need additional funds to meet obligations through the next twelve months and will seek to raise such amounts through a variety of options including expected future cash from operations, borrowings, proceeds from equity or debt financing and scaling back operations. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998. The results for interim periods are not necessarily indicative of results for the full year.

2. Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:

                                          September 30,             December 31,
                                               1999                     1998
                                          -------------             ------------
         Component Materials.............. $   783,755                $1,040,115
         Work-in process..................     322,369                 1,536,870
         Finished Goods....................    872,376                   280,341
                                               -------                   -------
                                            $1,978,500                $2,857,326
                                            ==========                ==========

3.       Debt

     As of September 30, 1999 the Company had total debt of $3,902,379 consisting of notes due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $3,610,928 and acquired foreign debt of $291,451.

     Under its credit facility with Transamerica, outstanding debt of $3,610,928 as of September 30,1999 consisted of a $2,411,091 Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1998, and $1,199,837 drawn against a revolving note. The Revolver matures on June 12, 2000 and can be extended for two additional periods of one year each. Amounts drawn under the Revolver are based on a formula of eligible accounts receivable and inventory. Approximately $1,115,164 of the Revolver balance was paid in July and August as the Company had insufficient eligible accounts receivable and inventory to support amounts drawn. As of September 30, 1999 the Company had sufficient eligible accounts receivable and inventory to support the revolver balance of $1,199,837.

     The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears. The interest rate in effect on the term loan at September 30, 1999 was 12.099%.

     Payment terms for the term loan are as follows:

     October 1, 1999 through September 30, 2000                         $490,161
     October 1, 2000 through September 30, 2001                         $552,214
     October 1, 2001 through September 30, 2002                         $622,122
     October 1, 2002                                                    $746,594
                                                                        --------
                                                         Total        $2,411,091
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

     As of September 30, 1999 the Company is in compliance with these covenants. Portions of the term note due beyond one year were classified as long term for purposes of computing working capital and current ratio covenants. Due to the uncertainty of attaining future covenants all Transamerica debt is reflected as a current liability as of September 30, 1999.


     On October 18, 1999 the Company executed a further amendment to the credit agreement that substantially reduces the amended financial covenants that the Company must be in compliance with as of and for the year ending December 31, 1999. The only financial covenants which remain are as follows:


o    As of December 31, 1999,  working capital shall be no less than $2,000,000.
o    The ratio of current assets to current  liabilities  shall not be less than
     1.25 to 1.00.
o    Tangible net worth shall not be less than $2,000,000.
o Gross profit margins for the year ending December 31, 1999 shall not be less than 35%.


The amendment also eliminates financial covenants thereafter.


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

     Summary information by segment as of and for the three and nine months ending September 30, 1999 is as follows:



                                                                  For the three months         For the nine months
              NORTH AMERICA:                                 ending September 30, 1999   ending September 30, 1999
                                                            --------------------------- ---------------------------
              Revenues from external customers                              $2,835,559                  $8,353,273
              Intersegment revenues                                             14,068                      19,318
              Segment loss                                                  (2,293,294)                 (7,186,087)
              Segment assets                                                13,126,204                  13,126,204

              EUROPE:
              Revenues from external customers                                 $34,034                    $340,981
              Intersegment revenues                                                -0-                         -0-
              Segment loss                                                    (689,421)                 (2,069,097)
              Segment assets                                                 5,306,069                   5,306,069


         A reconciliation of the Company's segment losses to the corresponding consolidated amounts for the three and nine months ending September 30, 1999 is as follows:

          Segment loss                                                    ($2,982,715)                ($9,255,184)
          Margins  on intersegment revenues                                    (1,278)                     (3,553)
                                                                        ==============               =============
          Net loss                                                        ($2,983,993)                ($9,258,737)
                                                                        ==============               =============




5.          Restructuring Charge

     With the Company's decision to focus on the ISP market and in combination with its newly created sales channel through KeyLink Systems, the Company terminated the employment agreement of Brian Hoerl, its Vice-President of OEM Sales and entered into a termination agreement with Mr. Hoerl effective August 20, 1999. Two additional field sales-reps were also terminated in the third quarter of 1999. As a result, the Company recorded a restructuring charge of $369,528, which reflects severance and related benefits payments, of which $47,576 was paid as of September 30, 1999. The remaining amounts are expected to be paid over a six month period ending March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.

                                                                           Nine months Ended
                                                                             September 30,

                                                                         1999              1998
                                                                     -------------      ----------

Sales                                                                    100%              100%

Cost of goods sold                                                        42                59
                                                                      -----------        ----------

     Gross profit                                                         58                41


Expenses

     Sales and marketing                                                  49                27

     General and administrative                                           62                48

     Research and development                                             49                41

     Restructuring Charge                                                 4                  -
                                                                      -----------        ----------

     Total Operating Expenses                                            164                116

Loss from operations                                                    (106)              (75)


Interest income                                                           4                  1

Interest expense                                                         (5)                (9)

Gain on sale of assets                                                    *                 218

Other (expense) income                                                    *                  1
                                                                      -----------        ----------

    Income / (Loss) before income taxes                                 (107)               136

    Provision for income taxes                                            -                  (3)
                                                                      ===========        ==========

                 Net Income / (Loss)                                    (107)%              133%
                                                                      ===========        ==========
*   Total is less than 1%


     Three months ended September 30, 1999 as compared to three months ended September 30, 1998

Sales

     Worldwide sales were $2,869,593 for the three months ended September 30, 1999, a decrease of $310,659 compared to sales of $3,180,252 for the three months ended September 30, 1998. Domestic sales were $2,776,644 for the three months ended September 30, 1999 compared to $2,544,862 for the three months ended September 30, 1998, a decrease of $231,782. This decrease is attributable to a decrease in sales to PC manufacturers. Such decreases were partially offset by sales to internet service providers (ISPs) and other end users as the Company continues to execute its business strategy of shifting to ISP markets.

     International sales were $92,949 for the third quarter of 1999 including U.S. exports of $58,915 and sales from European operations of $34,034. This as compared to $635,390 for the third quarter of 1998. The decrease is attributable to a reduction in demand by an OEM customer for our Audio Mixing Product which the Company no longer actively markets. A reduction in demand for T1-Modem+ products due to the release of the RS2000 also contributed to the decline.


Gross Profit

     Gross profit increased by $358,830 to $1,736,512 for the three months ended September 30, 1999 from $1,377,682 for the three months ended September 30, 1998. Gross profit margin was 61% for the three months ended September 30, 1999 compared to 43% for the three months ended September 30, 1998. The increase in gross profit as a percent to sales reflects an improved mix of sales concentrated in original equipment manufacturers (OEM) as compared to lower-margin PC manufactures. OEM gross profits are higher as the Company is able to charge premiums for engineering for specific customer applications.

Sales and marketing

     Sales and marketing expenses were $1,102,758 or 38% of sales for the three months ended September 30, 1999 compared to $1,257,027 or 40% of sales for the three months ended September 30, 1998, a decrease of $154,269. Salaries and related expenses decreased $113,544 as a result of the Company's decision to restructure its sales department and streamline its internal sales force (see
Note 5 "Restructuring Charges"). As such, the Company has refocused its sales efforts from PC manufacturers and PC equipment suppliers to the ISP market and in August 1999 entered into an arrangement with KeyLink Systems to distribute the Company's products. A reduction in commissions of $80,019, due to lower sales, contributed to the overall reduction in Sales and Marketing expenses. Such decreases in employee related expenses were offset by an increase of $44,717 in trade show costs as the Company introduced its PowerPopTM architecture to ISPs and continues its efforts to penetrate the ISP market.

General and administrative

     General and administrative expenses were $1,723,805 for the three months ended September 30, 1999 compared to $3,402,922 for the three months ended September 30, 1998. The decrease of $1,679,117 is primarily due to non-recurring bonuses paid in September 1998 of $1.1million in connection with the sale of the Company's Communications Systems Group (CSG) in that month. Additionally, a provision for doubtful accounts was recognized in September 1998 for Hayes Microcomputer, Inc. and its affiliates when Hayes filed for bankruptcy protection. Accordingly, provisions for doubtful accounts decreased by approximately $600,000 as compared to the three months ending September 30, 1998.

Research and Development

     Research and development expenses were $1,425,861 or 50% of sales for the three months ended September 30, 1999 compared to $1,847,725 or 58% of sales for the three months ended September 30, 1998, a decrease of $421,864 or 23%. Expenses declined by $462,236 from the same period last year due to the sale of the Company's CSG group to Cabletron in September 1998. These decreases were offset by an increase in research and development of $62,514 resulting from investments in products and technologies at the Company's European subsidiary, SCii Telecom, SA.


Restructuring Charge

     With the Company's decision to focus on the ISP market and in combination with its newly created sales channel through KeyLink Systems, the Company terminated the employment agreement of Brian Hoerl, its Vice-President of OEM Sales and entered into a termination agreement with Mr. Hoerl effective August 20, 1999. Two additional field sales-reps were also terminated in the third quarter of 1999. As a result, the Company recorded a restructuring charge of $369,528, which reflects severance and related benefits payments, of which $47,576 was paid as of September 30, 1999. The remaining amounts are expected to be paid over a six month period ending March 31, 2000.


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

     The provision was computed using an effective rate of two percent of net income before tax for the nine months ending September 30, 1998. The effective rate is based on an Alternative Minimum Tax rate of 20% applied to 10% of nine months income before taxes. Remaining federal and state loss carryforwards are approximately $6.4 million and $6.7 million respectively. There was no provision for taxes for the same period in 1999.

     Nine months Ended September 30, 1999 as Compared to Nine months Ended September 30, 1998


Sales

     Worldwide sales were $8,694,254 for the nine months ended September 30, 1999, a decrease of $4,873,805 compared to sales of $13,568,059 for the nine months ended September 30, 1998. Domestic sales were $7,880,355 for the nine months ended September 30, 1999 compared to $12,240,787 for the nine months ended September 30, 1998, a decrease of $4,414,325. Approximately $3.2 million of this decrease is attributable to a decrease in sales to Compaq, a major PC Integrator customer. Compaq has discontinued its networking group and as a result, the Company expects 1998 sales to PC integrators to be a significant part of its 1999 sales variances from the previous year. A reduction in T1-Modem+ sales to OEM customers accounted for an additional decrease of $1.1 million.

     International sales were $813,899 for the first nine months of 1999 including U.S. exports of $472,918 and sales from European operations of $340,981. This as compared to $1,327,272 for the same period of 1998. The decrease is attributable to a reduction in demand by an OEM customer for our Audio Mixing Product, as well as a reduction in demand for T1-Modem+ products due to the release of the RS2000. Such decreases are partially offset by sales from the Company's European subsidiaries of $340,981.

Gross Profit

     Gross profit decreased by $577,741 or 10% to $5,039,304 for the nine months ended September 30, 1999 from $5,617,045 for the nine months ended September 30, 1998. Gross profit margin was 58% for the nine months ended September 30, 1999 compared to 41% for the nine months ended September 30, 1998. The increase in gross profit margin as a percent of sales reflects the continued shift in product mix from lower margin shipments to PC integrators to shipments to OEM customers that carry higher gross margins.

Sales and marketing

     Sales and marketing expenses were $4,258,553 or 49% of sales for the nine months ended September 30, 1999 compared to $3,679,971 or 27% of sales for the nine months ended September 30,1998. The increase of $578,582 reflects incremental spending in 1999 of $507,917 for advertising, trade shows and marketing programs related primarily to the launch of the Company's ISP PowerPoP architecture and $322,324 for European operations. Such increases were offset by decreases in commissions of $152,793 due to lower sales volume. Salaries and related expenses decreased $113,544 as a result of the Company's decision to restructure (see Note 5 "Restructuring Charges") its sales department and streamline its internal sales force. The Company has refocused its sales efforts from PC manufacturers to the ISP market and in August 1999 entered into an arrangement with KeyLink Systems to distribute the Company's products.


General and administrative

     General and administrative expenses were $ 5,370,956 for the nine months ended September 30, 1999 compared to $6,440,794 for the nine months ended September 30, 1998. The decrease of $1,069,838 is primarily due to non-recurring bonuses paid in September 1998 of $1.1million in connection with the sale of the Company's CSG group in that month and a reduction in staff salaries as a result of the sale. Additionally, a provision for doubtful accounts was recognized in September 1998 for Hayes Microcomputer, Inc. and its affiliates when Hayes filed for bankruptcy protection. Accordingly, provisions for doubtful accounts decreased by approximately $600,000 as compared to the nine months ending September 30, 1998. Such decreases were partially offset by $527,737 in general and administrative expenses related to the Company's European subsidiaries including costs related to establishing a wholly owned German subsidiary, Ariel Deutschland, GmbH.

Research and Development

     Research and development expenses were $4,230,325 or 49% of sales for the nine months ended September 30, 1999 compared to $5,618,925 or 41% of sales for the nine months ended September 30, 1998, a decrease of $1,388,600 or 25%. Expenses declined by $2,869,773 from the same period last year due to the sale of the Company's CSG group to Cabletron in September 1998. These decreases were offset by an increase in research and development of $606,576 resulting from investments in products and technologies at the Company's European subsidiary, SCii Telecom, SA. Additionally, expenses increased due to bonuses paid to certain engineers in conjunction with employment contracts of approximately $715,000.

Restructuring Charge

     With the Company's decision to focus on the ISP market and in combination with its newly created sales channel through KeyLink Systems, the Company terminated the employment agreement of Brian Hoerl, its Vice-President of OEM Sales and entered into a termination agreement with Mr. Hoerl effective August 20, 1999. Two additional field sales-reps were also terminated in the third quarter of 1999. As a result, the Company recorded a restructuring charge of $369,528, which reflects severance and related benefits payments, of which $47,576 was paid as of September 30, 1999. The remaining amounts are expected to be paid over a six month period ending March 31, 2000.


Tax Provision

     A provision for income taxes of $368,632 was recognized for the nine months ending September 30, 1998. No provision was recognized for the six months ending June 30, 1998 due to losses reported for that period. There was no provision for taxes for the nine months ending September 30, 1999.

Liquidity and Capital Resources

     The Company maintains a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of September 30, 1999, there was $2,411,091 outstanding under the term loan and $1,199,837 under the Revolver. (See Note 3 to the Financial Statements.)

     The Company took down the term loan on June 12, 1997 when it signed the agreement. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At September 30, 1999, the interest rate in effect was 12.099%.

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

     As of September 30, 1999 the Company is in compliance with these covenants. Portions of the term note due beyond one year were classified as long term for purposes of computing working capital and current ratio covenants. Due to the uncertainty of attaining future covenants all Transamerica debt is reflected as a current liability as of September 30, 1999.

     On October 18, 1999 the Company executed a further amendment to the credit agreement that substantially reduces the amended financial covenants that the Company must be in compliance with as of and for the year ending December 31, 1999. The only financial covenants that remain are as follows:


o As of December 31, 1999,  working capital shall be no less than $2,000,000.
o The ratio of current assets to current  liabilities  shall not be less than
  1.25 to 1.00.
o Tangible net worth shall not be less than $2,000,000.
o Gross profit margins for the year ending December 31, 1999 shall not be less than 35%.


The amendment also eliminates financial covenants thereafter.

     During the nine months ended September 30, 1999, there was a net decrease in cash and cash equivalents of $11,844,303. At September 30, 1999, cash and cash equivalents amounted to $6,152,272. Working capital amounted to $4,293,456 at September 30, 1999 as computed with all Transamerica debt reflected as a current liability. This as compared to $12,632,033 at December 31, 1998.

     Net cash used in operating activities for the nine months ended September 30, 1999 amounted to $9,449,257. The negative cash flows from operations were due, in part, to the Company's net loss of $9,258,737 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $1,774,874. Other operating cash uses included decreases in accounts payable and accrued liabilities of $3,466,637 as the Company paid down obligations of its subsidiary and accrued costs related to the sale of CSG and executive bonuses. Such decreases were partially offset by increases in operating cash due to reduced inventory and accounts receivable of $897,992 and $452,799, respectively.

     Net cash used in investing activities for the nine months ended September 30, 1999 amounted to $509,711 due to the purchases of computer and peripheral equipment related to engineering staff and final test and assembly in manufacturing.

     Net cash used in financing activities for the nine months ended September 30, 1999 amounted to $1,927,501, reflecting principal payments on debt including $1,115,164 against the Revolver.

     The Company expects to incur costs and expenses in excess of expected revenues as the Company continues to execute its business strategy in the
Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. There is no assurance that the Company will generate sufficient cash flow from operations to liquidate liabilities as they come due. In the event that the Company is unable to liquidate its liabilities, it may delay or
eliminate  some  expenditures  and  planned   operations  may  be  scaled  back.
Accordingly the Company expects that it will need additional funds to meet obligations through the next twelve months and will seek to raise such amounts through a variety of options including expected future cash from operations, borrowings, proceeds from equity or debt financing and scaling back operations.

     Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on our business, financial condition and results of operations.

Year 2000 Disclosure

Overview

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. We have defined, assessed and converted or replaced various internal computer programs and systems to ensure that our information technologies are year 2000 compliant. This process and the testing of our critical systems for year 2000 compliance were completed as of September 30, 1999. While year 2000 costs are not expected to be material to our financial position or any year's results of operations, we cannot assure you that this will be the case.

     Non-information technology systems, which include embedded technology such as micro-controllers used in fax machines, photocopiers, telephone switches, security systems and other common devices, may also be affected by the year 2000 problem. We are currently assessing the potential effect, if any, and the cost of remediating the year 2000 problem with respect to our office and facilities equipment.

State of readiness

     While we have not tested all the products we have sold in the past, we test our current products for year 2000 readiness, and because these products do not utilize date codes, we believe that these products are year 2000 compliant. However, due to the fact that these products interact with third party vendor products and operate on computer systems not under our control, it is not possible to be completely certain that all of the possible year 2000 problems have been foreseen. We have not tested software provided by, nor sought certifications from, third parties bundling software with our products. Our reasonably likely worst case year 2000 scenario would be that these products and bundled software from third parties fail in the year 2000, resulting in a decreased demand for our products and damage to our brand. In the event of a year 2000 failure, we would devote the necessary resources to correct it. Because we do not believe our products are date code sensitive and because of our skilled in-house developers and our relationships with the third parties whose software we bundle with our products, we believe we will be able to respond promptly to any failures that occur. The costs of such response and the diversion of resources, however, could have a material adverse effect on our business, results of operation and financial condition.

Bundled third party applications and software components

     We have bundled third party applications and software components with a limited number of our products. To date, we have made no assessment, and have no knowledge, of year 2000 readiness of third parties whose products are bundled with ours. We intend to contact these third parties and remedy problems on a case-by-case basis as problems arise. Because we believe that the costs associated with the failure of third party products will not be material to our business, results of operations or financial condition, we do not intend to expend resources to seek out and correct problems before they arise. Accordingly, there is a possibility that some of our customers may experience difficulties related to third party software, which may affect the performance of our products and may lead to adverse results such as an unusually high number of calls to our technical support department or other unusual requests for information or assistance. Responding to these requests may divert resources from pursuing our business strategy. Moreover, failure of applications bundled with our products may reduce the value of our products, decrease or delay revenues, tarnish our brand, give rise to breach of warranty claims or divert resources, any of which could materially adversely affect our business, results of operations and financial condition.

Third party suppliers

     We are seeking certification from contract manufacturers, component suppliers and external systems providers regarding year 2000 compliance of their systems, products and processes. Accordingly, we have initiated communications with these suppliers to determine whether their operations and products and services are year 2000 compliant. A survey of our major suppliers has revealed that 82% have compliance programs in place and are, or will be, year 2000 compliant in a timely manner.

Contingency plans

     Our contingency plans are based on the responses to our inquiries that we have received from our suppliers and external system providers regarding year 2000 compliance of their systems, products and processes and are largely dependent on the ability of the systems vendors and suppliers to put in place alternative resources in the event their processes and systems fail as a result of year 2000 issues. Depending on the systems affected, these plans could include:

o        accelerated replacement of affected equipment or software;
o        short-term to medium-term use of backup equipment and software;
o        increased work hours for our personnel; and
o use of contract personnel to correct, on an accelerated schedule, any year 2000 issues that arise or to provide manuals (workarounds) for information systems.

     The implementation of any of these contingency plans could have a material adverse effect on our business, results of operations and financial condition.



Costs

     To date, we have not expended a material amount of capital resources on year 2000 compliance and do not anticipate future expenditures to be material to our business, results of operations and financial condition. We have not hired additional personnel to specifically address our year 2000 compliance issues, and presently, we do not expect to do so.

     Recovery under existing insurance policies should be available depending upon the circumstances of a year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown which does not result in damage to one of our facilities. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles in place under these policies.

     The above expectations are subject to uncertainties. For example, if we have not identified or fixed all year 2000 problems in our critical operations, or if we are affected by the inability of suppliers or major customers to continue operations due to a year 2000 problem, our results of operations could be materially impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The results of our operations and the valuation of some of our assets and liabilities are sensitive to changes in the general level of interest rates in the United States and foreign exchange rate fluctuations.

Interest rate risk

     Our interest income is sensitive to changes in the general level of interest rates in the United States, as our investments are in United States dollar cash equivalents and short-term instruments.

     Our interest expense is sensitive to changes in the general level of interest rates in the United States, because the computation of interest due on our debt in the United States is based on key interest rate indicators used in the United States such as the prime rate.

Foreign exchange risk

     We currently have foreign subsidiaries that conduct and report their operations in local currency. The primary foreign currency is the French Franc. Other currencies include the British Pound and the German Deutschmark. On January 1, 1999, eleven member countries (including France and Germany) of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminates currency exchange risk between the participating member countries.

     Due to the limited contribution of our foreign subsidiaries to our results of operations, the short-term nature of our cash equivalents, investments and debt, we do not believe we have material market risk exposure.


Part II.     Other Information

Item 1.  Legal proceedings - None
Item 2. Changes in Securities - None
Item 3. Defaults upon senior securities - None
Item 4. Submissions of matters to a vote of shareholders - None
Item 5. Other Information - None
Item 6. Exhibits and Reports on Form 8-K
        a)Exhibits - Exhibit 27 - Financial Data Schedule (Filed Electronically)
        b)    Reports on Form 8-K - None.

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Ariel Corporation
                                                       ------------------
                                                       Registrant






                                             /S/ JOHN R. LOPRETE
                                             -------------------------
                                             John R. Loprete
                                             Vice President of Finance and
                                                  Principal Accounting Officer
Date:  November 15, 1999