Form 10-K
period 1999-12-31
ARIEL CORP
filed 2000-03-30
CIK 911167

                                 3/21/00 DRAFT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-25326


                                ARIEL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3137699
----------------------------------------     -----------------------------------
      (State of incorporation)              (IRS Employer Identification Number)

 2540 Route 130, Cranbury, New Jersey                       08512
----------------------------------------     -----------------------------------
Address of principal executive offices)                  (Zip Code)

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

                                    Yes X   No
                                       ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 15, 2000: $124,755,238

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 13,038,920 shares outstanding as of March 15, 2000.

Number of Pages -

Exhibit Index -

Documents incorporated by reference: None.

Item 1.  Description of Business

Overview

         We are a leading provider of open systems-based digital remote access equipment to Internet Service Providers (ISPs). Our remote access equipment is compatible with open systems platforms running a variety of popular operating systems, including Windows NT and Linux, and enables ISPs to build reliable, scalable and easy to manage networks at a cost that is significantly below other available alternatives.

         Remote access equipment enables a user dialing in over a standard telephone line to connect to a computer network. Because of the increasing number of Internet users, ISPs are faced with the challenge of providing access to a growing number of subscribers, including those subscribers who are staying connected to the Internet for longer periods of time. In addition, ISPs must also find cost effective ways to expand their networks and computer systems to provide additional services such as Internet telephony, fax and voice over the Internet and unified messaging. Our products enable ISPs to use standard PC systems to build remote access server concentrators (the equipment used to connect multiple users simultaneously to the Internet). Leveraging our expertise and experience in developing digital signal processing systems and led by new senior management, we are targeting the approximately 6,000 small to mid-sized ISPs (with less than 100,000 subscribers).

         We recently introduced a new family of dial-up Internet access solutions we call the PowerPOP architecture, which leverages industry standard hardware, software and applications. Our PowerPOP architecture enables us to take advantage of the increasing performance and low prices of PC-based systems to provide ISPs with more responsive, reliable and flexible networks while significantly reducing capital equipment costs and simplifying network and systems management. We sell our products to ISPs primarily through one distributor.

         We have historically provided, and will continue to provide, remote access and digital signal processing (DSP) products to Original Equipment Manufacturers (OEMs) who integrate our components into their products. Because integration of our complex components involves a significant amount of technical development and testing by the OEM, our product is generally used for the duration of the OEM's product-life. We sell our products to OEMs though our direct sales force. We intend to continue to offer all our component products to OEMs, including those OEMs who sell products in the ISP market.

Our Corporate History

         Founded in 1982, we were one of the first providers of DSP application development tools. In the mid-1990s, we evolved from being a provider of DSP application development tools to supplying digital signal processing-based subsystems to OEMs and government contractors. Our products are incorporated into a variety of applications, including medical instrumentation, machine vision, professional audio, sonar, radar and multimedia.

         In the mid-1990s, we introduced a series of products aimed at the computer telephony integration market. Computer telephony integration products provide additional functionality which allows standard computers to connect to telephone lines, initiate, receive, transmit, store and otherwise manipulate voice and data telephone communications. Our initial product, the CTI Modem, which we still provide to OEM customers, is used for Internet access, online services and transaction processing.

         In 1996, we formed a communications systems group (CSG) to begin development of an Asymmetrical Digital Subscriber Line ("ADSL") carrier-class product targeting the needs of major telecommunications and network service providers. ADSL adds a high-speed data connection to a standard voice telephone line. Carrier-class is a term used to describe equipment that meets the stringent reliability and environmental needs of telephone carriers. As a result of our strategic decision to reposition ourselves in 1997, we decided to sell our communications systems group, and in September 1998, we completed the sale of the group's assets to Cabletron Systems, Inc. for approximately $30 million.

         In 1997, we also announced our intention to focus on the remote access equipment market through product offerings that provide high density and cost effective remote access solutions based on industry standard PC platforms. We developed a Windows NT-based remote access solution, which was adopted by Compaq Computers. By late 1998, widespread use of the Internet and improved Internet security led enterprises to outsource their remote access needs to ISPs.


         While sales to OEM customers generate a majority of our revenues, today we are focused on developing and marketing remote access solutions that leverage industry standard hardware, software and applications to small and mid-sized ISPs.

Industry Overview

The ISP market

         The Internet has emerged as a global communications medium, enabling millions of people to gather information, communicate and conduct business electronically. International Data Corporation estimates that there will be approximately 196 million Internet users worldwide in 1999 and that the number of users will grow to over 500 million by the end of 2003. As a result, the demand for equipment to expand Internet access is growing at an unprecedented rate.

         ISPs are commonly grouped into categories based on the size of their customer or subscriber base. Large ISPs are generally those with more than 100,000 subscribers. These include ISPs such as America Online, EarthLink, The Microsoft Network, AT&T, Concentric Network and MCI WorldCom. Mid-sized ISPs typically have between 20,000 and 100,000 subscribers and are generally focused in a defined geography, either a metropolitan area or region. Small ISPs have under 20,000 subscribers. Boardwatch Magazine's directory of ISPs lists more than 6,000 small and mid-sized ISPs in the United States.

         The vast majority of Internet access is through dial-up, or analog, telephone connections using a PC and a modem. An ISP's network consists of points of presence (POPs) established in various locations throughout its service area, and a network operations center where the ISP's high speed connection to the Internet resides. When a subscriber's call reaches the POP, it is connected to a port. A port is one of many modems located within a remote access concentrator, which allows multiple persons to be connected simultaneously. The subscriber's call is converted to a digital network connection in the POP from which an ISP maintains a high-bandwidth connection-called the backhaul- connecting the POPs to its network operations center.

         As demand for Internet access grows, ISPs are expanding the number of POPs that they maintain and are increasing the number of ports within many of their POPs to accommodate a growing number of new subscribers and subscribers staying connected to the Internet for longer periods of time. Remote access server concentrators range in size from 24 ports to hundreds of ports, with the highest sales volume models generally supporting 24 to 48 ports.

Market Trends

         Due to a broad combination of factors including deregulation of the telecommunication industry, competition between network service providers and advances in technology, ISPs are experiencing significant change. In this context, we believe we are well positioned to take advantage of the following major trends in our industry:

         Proliferation of PC-based servers. Remote access concentrators have traditionally been designed as closed "black box" systems using proprietary hardware and software. Customer-driven modifications or the need for additional features can only be accommodated by each respective manufacturer, which can be expensive and slow to market. Further, given that the systems are proprietary, end users are required to understand the specific details associated with each system. The combination of the increase in the processing power of PC central processing units, and the rapid maturation of PC operating systems such as Windows NT/Windows 2000 and Linux, have enabled the functions of a remote access concentrator to be delivered as an upgrade to a standard PC server instead of requiring a "black box." This approach offers ISPs many advantages, including equipment cost savings and easier operation.

         Demand for new services. Advances in the technology underlying the Internet have made it possible to use the Internet to carry two-way voice conversations. To remain competitive, ISPs must offer new services including voice and fax services using voice over the Internet protocol ("VOIP") and fax over the Internet protocol ("FOIP"). The system requirements imposed by these and other new services will strain the capabilities of existing networking equipment. In particular, it is impossible to upgrade many remote access concentrators to provide voice call handling, or, where upgrades are available, their cost can significantly exceed the purchase price of the original equipment. ISPs expanding their services to add voice and fax services must often purchase entirely new remote access concentrators.

         Emergence of CompactPCI standard to meet Telco needs. Supported by many industry leaders, the CompactPCI standard enables the development of equipment using PC system standards that meet the requirements for high reliability carrier-grade applications. We were the first company to offer CompactPCI remote access plug-in cards (our RS2000C) that adhere to this new standard. Improvements in open systems capabilities, price reductions and the advent of CompactPCI combine to create new opportunities for standards-based systems in high-end ISP environments.

Ariel's Approach

         We have developed a new ISP network architecture and a new family of products that enable ISPs and other network service providers to build and scale their infrastructure using open systems platforms. The proprietary means by which we have integrated our products' capabilities into standard PCs enables our products to more fully and more easily integrate the hardware/system/network models expected by Windows NT and Linux operating systems. This ensures compatibility with the full repertoire of communications systems services and applications built for these operating systems.

         PowerPOP architecture. Introduced in 1999, the PowerPOP architecture is a new approach to designing ISP networks. The PowerPOP architecture provides an alternative to the "dumb" remote access concentrators that ISPs currently use to equip POPs. The PowerPOP architecture combines standard PC servers running a standard off-the-shelf PC operating system (Windows NT or Linux) with one or more of our plug-in cards. ISPs use these new servers to perform all the functions of a remote access concentrator and to enable the POP to autonomously provide critical network services. The typical ISP network architecture is based on a central network operations center, connected to a number of dumb POPs. These include services needed to obtain the numerical addresses of Internet Resources ("Domain Name Services"), the mechanisms that allow a subscriber to log in to an ISP's network with a user name and password (called RADIUS) and tools to improve the response time for both recently and frequently accessed web content (called web caching).

         By providing key network services at the POPs, ISPs can significantly reduce network traffic between the POPs and their network operating centers, thereby improving response time, reducing backhaul requirements and improving operating performance. This also enables ISPs to significantly reduce equipment costs while increasing the flexibility, efficiency, manageability and scalability of their networks.

         New ISPs face the challenge of building an entirely new network from scratch. These ISPs can also use the PowerPOP architecture to substantially reduce the initial cost and complexity of their network. A traditional approach would require a minimum of three boxes: a remote access concentrator, a PC server and a router, for connection to the Internet. Using the PowerPOP architecture, all the services and capabilities required to become an ISP can be deployed in a single PC server system. Additional capacity can be added by installing additional systems either in the network operations center or in new remote POPs.

         PowerPOP offers ISPs the following benefits:

         Reduced equipment costs. We believe our PowerPOP architecture redefines the economics of remote access. Using a standards-based platform reduces equipment costs and operating expenses. By leveraging the price erosion and performance increases in PC systems and compared to traditional remote access equipment, a solution built with our technology can be priced at approximately 40% less per port using standard rackmount PC Systems and open standard operating systems.

         Deliver better performance to subscribers. Placing key network services closer to the user creates a more responsive network by reducing the time it takes for subscribers' requests to be filled. In addition, PC-based systems in the POPs have additional available computing capacity that ISPs can use to deploy new services.

         Build more reliable and manageable networks. In a traditional ISP network design, servers at the network operations center provide critical network services. ISPs install multiple redundant servers to avoid having a critical service outage and a backup server automatically takes the place of one that fails. Our PowerPOP architecture uses the PC systems in POPs to duplicate these previously centralized services into each POP with built-in backup systems.

         Add new services with a software upgrade. Our technology, and the power available in today's PC servers, enable the upgrade of our data access solutions from a data-only remote access service to full support of Internet telephony without requiring new hardware. As a result, ISPs will be able to offer VOIP and FOIP services using network-updateable software.

Products

         We offer two families of products: remote access products that are sold to ISPs and OEMs and high-performance general purpose digital signal processing products that are sold only to OEM customers for inclusion in their products.

         Remote Access Products. Our remote access products are plug-in cards and software that enable standards-based systems to provide remote access services using off-the-shelf operating systems such as Windows NT and Linux. Plug-in cards are electronic circuits that are compatible with the system expansion connectors built into standard PC systems.

         We recently launched our fourth generation of remote access products for Windows NT and Linux the RS4200 family based upon the Ariel Access Architecture and incorporating the most recent developments in digital signal processing technology. The RS4200 family was built to meet the demanding requirements of ISPs; previous generations were built to OEM specifications.



       Product                            Technical Specifications                                             Date
       -------                            ------------------------                                             ----

RS4200                 2 PCI card set; Up to 120 DSP-based Modems, V.90, FOIP and VOIP                         1999
                       capable; 4 T1/E1 Telco Interfaces, Windows NT and Linux
RS2000                 PCI; Up to 30 V.90 Digital Modems 2 T1/E1 Telco                                         1998
RS2000C                CompactPCI bus; Up to 30 Digital V.90 Modems; 2 T1/E1 Telco Interfaces                  1998
RS1000                 2 PCI card set; Up to 30 56K Modems 2 T1/E1 Telco                                       1997
T1 Modem Plus          ISA bus; Up to 30 Analog Modems, 56K Capable                                            1996
T1 Modem               ISA bus; Up to 30 Analog Modems                                                         1996

         Digital Signal Processing Products. Our family of general purpose, high performance digital signal processing products for OEMs uses the industry-standard VMEbus and the PC standard ISAbus, and are aimed at applications in audio, instrumentation/telemetry, radar, sonar, and imaging. OEMs selecting high performance digital signal processing products do so for the life of their project, therefore OEMs tend to continue to purchase these products for many years after the design is no longer state of the art.



            Product                              Technical Specifications                                      Date
            -------                              ------------------------                                      ----

DC-5                             ISA: Custom-built Telco/Modem                                                 1994
COMMIO / IP                      VME: DSP320C40; modular expansion for signal Input/Output                     1995
DSP 56                           ISA: DSP56001; 2 channels of Auto Input/Output                                1988
DSP 96                           ISA: DSP96002; 2 channels of Audio Input/Output                               1990
DSP C40                          ISA: DSP320C40; 2 channels of Audio Input/Output                              1993





            Product                             Technical Specifications                                       Date
            -------                             ------------------------                                       ----
HYDRA II & VSB                   VME: Quad DSP320C40                                                           1995
KEOPS                            PCI: Quad DSP3210 with optical Audio Input/Output                             1995
VC 40 / HYDRA PLUS               VME: Quad DSP320C40                                                           1995

Research and Development

         We believe that strong product development capabilities as well as enhancements and upgrades to our present products are essential to our strategy of building on our position as a technological leader in our industry, maintaining the competitiveness of our current products and adding new features, functions and products. We have, in the past, made and intend to continue to make, significant investments in product and technological development.

         We are focusing our development efforts on next generation voice plus data network equipment using standards-based components. We will continue to aggressively develop new capabilities to extend our PowerPOP architecture in such areas as handling combined voice and data applications, system management, performance, density and reduced product cost.

         Our research and development expenditures totaled $8.2 million, $6.7 million and $5.7 million in 1997, 1998 and 1999, respectively. We perform our research and product development activities at our facilities in Cranbury, New Jersey and Paris, France.

Manufacturing and Quality Control

         Substantially all of the manufacturing of our products is outsourced to K-Byte/Hibbing Manufacturing and JRE Inc. in the United States and FEDD in France. This allows us to focus our resources on product research and development, marketing and sales and customer support. Our internal manufacturing operations consist primarily of production of prototypes, testing, manufacturing and test engineering, materials purchasing and inspection and quality control. We monitor the performance and quality of the work performed by our outside contractors by using internal quality assurance procedures and by making regular visits to manufacturing facilities.

         Ensuring adequate and flexible production capacity, continuous cost reduction and superior product quality are top priorities of our manufacturing efforts. We achieve our manufacturing goals by:

         o working closely with our contract manufacturers during the product design phase;

         o effectively managing a limited number of the most qualified suppliers; and

         o    constantly improving upon our product performance tests.

         Our products are manufactured with components and subassemblies supplied by subcontractors to our specifications. We purchase digital signal processing chips and certain other components from Texas Instruments, Lucent Technologies, Conexant, Motorola and Analog Devices, each of which manufactures and is the sole supplier of the digital signal processing chips upon which some of our products have been developed.

Although we have not experienced any material difficulties in obtaining supplies or manufactured products, any reduction or interruption in supply or manufacturing from these third parties would adversely affect our ability to deliver products.

Sales and Marketing

         We market our products principally to ISPs and networking and communications OEMs. We sell our products to ISPs through value added resellers and systems integrators as part of an arrangement with Pioneer-Standard/KeyLink Systems. KeyLink Systems sells to larger ISPs directly and to smaller ISPs via a network of 4,500 resellers. Pioneer custom-configures systems with components from Intel, IBM, Compaq, Ariel and others to ISP specifications and delivers directly to ISPs.

         We market our OEM products in the United States and Europe primarily through a direct sales force and through independent sales representatives. Internationally, we also sell our products through value added resellers and distributors in Europe, Israel and the Far East. We maintain sales offices in Berlin and Dortmund, Germany, Paris, France and Fareham, UK.

         All of our marketing communications activities have been outsourced to a number of specialized outside agencies. We obtain most new sales prospects through advertising, existing customers, strategic relationships and trade show participation. Our principal marketing activities include display advertising in trade publications, direct mail, trade show participation and our website.

Customer Support

         Technical support is provided by customer support employees located at our headquarters. We also offer telephone and electronic mail support to assist our customers. ISPs are supported by our telephone support staff, a private customers-only section of our website and, when required, by onsite visits by support and engineering personnel.

         OEMs provide support to their own customers. Our telephone support staff provides support for OEMs and, given that OEMs have substantial technical knowledge, they are often also supported directly by our engineering department. Development consultation support for OEM engineers in developing their products is provided on a for-fee basis.

         In addition to assisting OEM customers in their own development projects, we also have processes and capabilities in place to perform custom engineering to provide OEMs with products that meet their precise requirements.

         Our products are covered by a 5-year limited warranty against defects in manufacture. Product replacement is the most common mechanism used to resolve product defect issues. Our support engineering staff has created an innovative "Spare In The Air" program to ensure the delivery of replacement products within 24 hours of a reported failure.

Customers

         We market our products to two distinct groups of customers-- small and mid-sized ISPs in the United States and networking and communications OEMs worldwide. Some of our OEM customers include Transaction Network Systems, Motorola, Qualcomm, Lockheed Martin, Cabletron and AT&T. Three customers represented 46% of sales for the twelve months ended December 31, 1999, including sales to Motorola, Transaction Network Services and Lockheed Martin, which represented 22%, 11% and 12% respectively. In Europe, we sell our full range of products to telecommunications OEMs and we sell a line of ISDN terminal adapters (acquired with Scii Telecom S.A.) to enterprise end-user customers via a network of resellers. During 1998 three of our customers represented 52% of our sales. Sales to Compaq accounted for 25% of our total sales and sales to Cabletron and Transaction Network Systems represented 14% and 13%, respectively. As a result of the decline of the enterprise remote access market in late 1998, there have been no sales to Compaq in 1999.

Competition

         The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We compete principally on the basis of (1) the flexibility, scalability, quality, ease of use, reliability and cost effectiveness of our products and (2) our reputation and the depth of our expertise, customer service and support.

         We compete directly or indirectly with the following categories of companies: (1) other small companies that sell remote access server equipment, such as Cyclades and Netaccess, (2) large well-established companies that sell remote access server equipment such as Ascend/Lucent, Cisco, and 3Com, (3) third party modem board manufacturers, such as Equinox and Digi International and (4) manufacturing departments within our OEM customers. Because the markets in which we compete are rapidly evolving, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets and further intensify competition.

Intellectual Property and Other Proprietary Rights

         We believe that our success is dependent, in part, on proprietary technology. We seek to maintain the proprietary nature of our technology by several methods, including:

         o     copyright, trade secret and trademark laws;

         o     confidentiality agreements with employees and third parties;

         o contractual provisions contained in license and other agreements with consultants, suppliers, strategic partners, resellers and end-user customers; and

         o     patents.

         Substantially all of our hardware products contain security codes which deter duplication by third parties. We also assert copyright in relation to certain aspects of our products and we generally enter into confidentiality agreements with our employees and limit access to our proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain aspects of our products or to obtain information that we regard as proprietary. We have filed patent applications for patent protection covering some aspects of our next generation products. To date, these patents have not been granted, and we cannot assure you that they will ever be granted. We do not hold patents on any of our other products, and in the event competitors are able to create substantially similar or duplicate products, we will not be able to avail ourselves of the protection afforded by the patent laws.

         We believe that due to the rapid pace of innovation within our industry, factors such as the technological expertise of our personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than the pursuit of various legal protections of our technology.

         We also depend upon development, supply, marketing, licensing and other operative relationships with third parties for complementary technologies incorporated in our products. These cooperative relationships are with hardware and software developers pursuant to which both parties make their respective technology available to the other for the purpose of achieving compatible products. Some of these relationships are based upon annually renewable license agreements under which we obtain technology necessary to produce our products. Although we have no reason to believe that these mutually beneficial relationships will end, these relationships are generally non-exclusive and terminable, and we cannot assure you that we will be able to maintain these relationships or to initiate additional similar relationships. The loss of certain cooperative relationships, particularly with any of the digital signal processing chip suppliers, may have a material adverse effect on our business.

Backlog

         Firm backlog shippable within a twelve-month period was approximately $519,000 at December 31, 1999 compared to approximately $2.1 million at December 31, 1998. Our order trend is characterized by delivery cycles that range from several days to quantities deliverable over several months. Further, customers may revise scheduled delivery dates or cancel orders. Accordingly, the portion of sales in each fiscal quarter derived from backlog at the beginning of such quarter varies based on the customer's required delivery dates.

Employees

         As of December 31, 1999, we had 91 employees, including 14 in Europe and 12 part-time employees. None of our employees is represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe our relationship with our employees is satisfactory.

Risk Factors

We have incurred substantial operating losses and an accumulated deficit. We expect to continue to have operating losses and a growing accumulated deficit in the future.

         Our business operations have generated operating losses since 1993. For the year ended December 31, 1999, our business operations generated operating losses of $12,474,160. We had an accumulated deficit of $26,137,692 at December 31, 1999. We expect to continue to generate net operating losses while we continue to launch new products and penetrate the ISP market. We can give no assurance that we will obtain a customer base sufficient to support the costs of our operations.

         We cannot assure you that we will become profitable or that our cash flow will become positive at any time in the foreseeable future, or at all, or that we will generate sufficient cash flow from product sales to liquidate liabilities as they become due. In the event that we are unable to liquidate our liabilities, we may delay or eliminate some expenditures and we may scale back our planned operations. We may need additional funds to meet our planned obligations, and we will seek to raise such amounts through a variety of options, including future cash from operations, borrowings and proceeds from equity financings. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

We have substantial debt and debt service requirements and this may adversely affect our financial and operating flexibility.

         We have a significant amount of indebtedness. At December 31, 1999, we had $3.7 million of outstanding indebtedness under our credit agreement, of which $1.2 million will be due on June 12, 2000.

         The amount of indebtedness we have could have important consequences to our stockholders. For example, it could:

         o      make it more difficult for us to meet our obligations;

         o increase our vulnerability and limit our ability to react to general adverse economic and industry conditions;

         o limit our ability to use operating cash flow to fund operating expenses, working capital, research and development and other general corporate purposes because we must dedicate a substantial portion of our cash flow to make payments on our debt;

         o place us at a competitive disadvantage compared to some of our competitors that have less debt; and

         o      limit our ability to borrow additional funds.

         Our ability to pay interest under our credit facility or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which in turn depends upon the successful implementation of our new business strategy and upon financial, competitive, regulatory, technical and other factors, many of which are beyond our control.

         If we are not able to generate sufficient cash from operations to make payments under our credit agreement or to meet any other debt service obligations, we will need to refinance our indebtedness. If such refinancing is not possible, we could be forced to dispose of assets at unfavorable prices or default on our debt obligations. Even if we obtain such financing, we cannot assure you that it would be on terms that are favorable to us.

We have recently changed our business strategy to focus on a new class of products for the ISP market. This represents a new market for us and we have had limited experience selling our products in this market.

         Our ability to successfully execute our new business strategy is critical to the future performance of our business. During the second quarter of 1999, we changed our business strategy to focus on the ISP market following the decline of the enterprise remote access market. Historically, we have derived, and expect to continue to derive in the near term, substantially all of our revenues from product sales to OEMs and PC manufacturers. As we focus our efforts on the ISP market, we expect sales to OEMs to represent a declining percentage of our total revenue in the future if our new business strategy is successful. Because the ISP market is a new market for us and the equipment we have developed for that market has only recently been introduced, we have had limited experience in selling our products. Currently, only a limited number of ISPs have purchased our products.

         Successful execution of our new business strategy will depend on our ability to:

         o      penetrate the ISP market;

         o      achieve market acceptance of our products;

         o      successfully develop and introduce new products;

         o identify, recruit and retain qualified engineers and sales personnel;

         o      provide adequate customer care and technical support;

         o      manage our growth; and

         o      secure adequate financing.

         We cannot assure you that we will be successful in executing our new business strategy and, if we are not, our business, financial condition and results of operations could be adversely effected and the price of our common stock will likely decline.

Our PowerPOP architecture is new and may not be accepted by our target market.

         The market success of our ISP products depends significantly upon the acceptance of our PowerPOP architecture by the small to mid-sized ISPs we are targeting. The PowerPOP architecture represents a different approach to addressing ISP remote access equipment needs. Our approach uses a standard PC system running Windows NT or Linux to build remote access server concentrators, in contrast to traditional products that are custom-built for this purpose. ISPs may not be willing to use our approach which would significantly hinder our growth potential and would negatively affect our business.

Our OEM sales are concentrated among a small number of customers and in 1998, our most significant OEM customer discontinued products that used our components.

         Substantially all of our revenue is derived from sales to OEMs. Our sales are concentrated among a small number of OEM customers. For the year ended December 31,1999, approximately 45% of our revenue was generated by three of our customers. The loss of any of these customers would negatively impact our revenues. For example, following the decline of the enterprise remote access market in late 1998, our most significant OEM customer, Compaq, representing 25% of our total revenue for the year ended December 31, 1998, and a number of other customers discontinued their networking groups. As a result, revenues from Compaq declined from $4.4 million for the year ended December 31,1998 to zero for the year ended December 31, 1999. Until we are able to penetrate the ISP market, we expect that a small number of OEM customers will continue to account for a substantial portion of our revenue.

We are highly dependent on KeyLink Systems to distribute our products to ISPs and the ISP market is a new market for KeyLink.

         We are highly dependent on KeyLink Systems to distribute our products to ISPs. Our direct sales efforts have focused principally on OEM customers and we do not have a direct sales force that focuses on sales to ISPs. Our arrangement with KeyLink is not set out in a written agreement and does not include specific commitments undertaken by KeyLink. As a result, KeyLink is not required to meet any performance criteria or to commit any specific level of resources to the marketing of our products and is not prohibited from selling products that compete with ours. In addition, KeyLink has no previous experience as a distributor in our target market. Any failure by KeyLink to support sales of our products or failure by KeyLink to establish itself as a distributor in the ISP market would have a material adverse affect on our ability to penetrate the ISP market and on the future performance of our business.

If we fail to establish and maintain strategic distribution, marketing or other collaborative relationships with industry-leading companies, we may not be able to build our ISP customer base.

         Our success depends on our ability to continue to establish and maintain strategic distribution, marketing and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers. These relationships allow us to offer our products and services to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts. Most of our existing relationships can be terminated on short notice by any party. We cannot assure you that we will be able to maintain these relationships or replace them on attractive terms.

         In addition, our existing strategic relationships do not, and any future strategic relationships may not, afford us any exclusive marketing or distribution rights. As a result, the companies with which we have strategic relationships are free to pursue alternative technologies and to develop alternative products and services in addition to or in lieu of our products and services, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will distribute our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and distribution.

We must accurately forecast our customer demand for our plug-in cards. If there is unexpected fluctuation in demand for our products, we may incur inventory write-downs, excessive operating costs or lose product revenues.

         We must forecast and place purchase orders for components of our products several months before we receive purchase orders from our own customers. This forecasting and order lead time requirements limit our ability to react to unexpected fluctuations in demand for our products. These fluctuations can be unexpected and may cause us to have excess inventory, or a shortage, of a particular product. In the event that our forecasts are inaccurate, we may need to write down excess inventory. For example, we were required to write down inventory in the fourth quarter of 1998 in connection with the termination of our sales to Compaq and a reduction in sales to other OEM customers. Significant write-downs of excess inventory or declines in inventory value in the future could adversely affect our financial results. Similarly, if we fail to purchase sufficient supplies on a timely basis, we may incur additional rush charges or we may lose product revenues if we are not able to meet a purchase order. These failures could also adversely affect our customer relations.

Undetected errors or defects found in our products may result in loss of customers or delay in market acceptance of our products.

         Despite testing by us and by our customers, errors may be found in new products after commencement of commercial shipments, resulting in loss of customers, delay in market acceptance of our products and damage to our reputation. In addition, if errors are discovered, we may have to spend a significant amount of money to eliminate them and yet may not be able to successfully correct them in a timely manner, or at all.

         Failures in our products may also cause system failures for our customers who could then assert warranty and other claims for damages against us. Although our customer agreements typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not adequately limit our exposure to this type of claim. These claims, even if successful, could be costly and time consuming to defend and could divert management's attention from our business. We cannot assure you that the occurrence of any of these events would not have a material adverse effect on our business, financial condition and results of operations.

Average selling prices of our products may decrease which could hurt our operating results.

         The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, technological advances, promotional programs and customers who negotiate price reductions. The pricing of products depends on the specific features and functions of the product, the extent to which the product can be integrated within ISPs' and OEMs' existing hardware and software operating systems, purchase volumes and the level of sales and service support. Historically, the trend in our industry has been for prices to decrease as technological innovations become widespread. We expect this trend and price competition to continue and possibly increase in the future, both in the OEM and the ISP remote access equipment markets, and anticipate that the average selling prices of our current products will decrease. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at our projected selling prices.

We depend on a limited number of third-party suppliers some of which are the sole suppliers of the product we purchase from them.

         We purchase digital signal processing chips and certain other components from Texas Instruments, Conexant Systems, Lucent Technologies and Analog Devices, each of which manufactures and is the sole supplier of the digital signal processing chips upon which our products have been developed. We do not have long-term agreements with any of these suppliers. Any reduction or interruption in supply or manufacturing from these third party contractors would adversely affect our ability to continue to deliver our products. We also depend upon development, supply, marketing, licensing and other relationships with third parties for complementary technologies incorporated in our products. These cooperative relationships, many of which have been in place for a number of years, are with hardware and software developers pursuant to which we each make our technology available to the other for the purpose of achieving compatible products. Some of these relationships are based upon annually renewable license agreements under which we obtain technology necessary to produce our products. These relationships are generally non-exclusive and terminable, in some cases on short notice or at any time, and there can be no assurance that we will be able to maintain these relationships or to initiate similar additional relationships. The loss of certain cooperative relationships, particularly with any of the digital signal processing chip suppliers, may have a material adverse effect on our business.

The market for remote access equipment is highly competitive and we compete with large, well established companies. If we are unable to compete effectively, the demand for, or prices of, our products may be reduced.

         The remote access equipment market is intensely competitive. We may not be able to compete successfully against current or potential competitors and our failure to do so could seriously harm our business, operating results and financial condition.

         In the ISP market, we compete directly with other small companies that sell remote access equipment as well as large well-established companies such as Ascend/Lucent, Cisco, and 3Com. These and many of our current and potential competitors have significantly greater financial, selling and marketing, technical, manufacturing and other resources than we have. As a result, these competitors may be able to devote greater resources toward the development, promotion, sale and support of their products than we can. These companies may introduce additional products that compete with ours or enter into strategic relationships to offer complete solutions which we do not currently offer.

         In addition, we recently introduced our PowerPOP architecture to the market and we have not had enough experience selling the product to fully assess its competitiveness. If we find that our new products are not competitive, our business could be materially harmed.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

         Because of the change in our business strategy, the loss of a major OEM customer, the sale of our communications systems group and other factors, we believe that period to period comparisons of our operating results may not be a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. In the past, we have experienced fluctuations in our revenue and operating results and our revenue and operating results may continue to vary significantly from period to period due to a number of factors, many of which are beyond our control. These factors include:

         o     fluctuations in demand for our products and services;

         o     variations in the timing of orders and shipments of our products;

         o the timing of new product and service introductions by us or our competitors;

         o the mix of products sold and the mix of distribution channels through which they arc sold;

         o our ability to obtain sufficient supplies of sole or limited sourced components for our products;

         o     unfavorable changes in the prices of the components we purchase;

         o     our ability to achieve cost reductions;

         o     our ability to maintain quality levels for our products;

         o our ability to integrate new technologies we develop or acquire into our products; and

         o     timing of acquisitions and dispositions of businesses and assets.

         The amount and timing of our operating results generally will vary from quarter to quarter depending on the level of actual and anticipated business activities and as we develop and launch new products. We have experienced sharply increased revenue in periods that involved new product introductions and significant sales to OEMs, with equally sharp decreases in revenue in subsequent periods as distributors and OEMs complete their inventory build-up process. Furthermore, we have a limited backlog of orders and revenue for any future quarter is difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of our new products would likely adversely affect our operating results for a particular period.

Our technology is not patented and we will not be protected by patent laws.

         We believe that our success is dependent upon our proprietary technology. However, since we have not in the past actively pursued patent protection on our products and do not hold patents on any of our current products, we will not be protected by patent laws in the event competitors are able to create substantially similar or duplicate products. We principally rely upon copyright, trade secret and contract law to protect our proprietary technology. We cannot assure you that we will be able to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Intellectual property claims against us could be costly and result in the loss of significant rights.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. Patent, trademark and other intellectual property rights are important to us and other technology companies. Many companies devote significant resources to developing patents that could affect many aspects of our business. Other parties may assert infringement or unfair competition claims against us that could relate to any aspect of our technologies or other intellectual property. We may also be subject to claims relating to components we purchase from our suppliers and integrate into our products. We cannot predict whether third parties will assert claims of infringement against us, the subject matter of any of these claims or whether these assertions or prosecutions will harm our business. If we are forced to defend ourselves against any of these claims whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, inability to use our current technology or product shipment delays. As a result of a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of patent infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business and competitive position may be adversely affected.

We do not have our own manufacturing facilities and we depend on a limited number of outside companies to manufacture substantially all the equipment we sell.

         We do not have our own manufacturing facilities and we rely on K-Byte/Hibbing Manufacturing and JRE Inc. in the United States, and to a lesser extent on FEDD in France, to manufacture substantially all of our equipment. These agreements can be terminated on short notice by any party. We cannot assure you that we will be able to maintain these relationships or replace them on attractive terms. There are risks associated with our relationship with these third parties, including reduced control over:

         o     delivery schedules;

         o     quality assurance;

         o     manufacturing costs;

         o     capacity during periods of excess demand; and

         o     availability of access to process technologies.

We depend on our key personnel and we may be unable to replace key executives if they leave. Our failure to attract, assimilate and retain other highly qualified personnel in the future could seriously harm our business.

         Our success is largely dependent upon the personal efforts of our executive officers as well as other key personnel and our future success is also dependent on our ability to recruit and retain additional experienced engineering and sales personnel. We intend to appoint additional senior management personnel as well as to hire additional engineering, sales and support personnel in the future. Competition for personnel, especially engineers and sales personnel in New Jersey is intense. There can be no assurance that we will be able to retain or hire other necessary personnel. Loss of the services of, or failure to recruit, key personnel could materially harm our business.

Our management team may not be able to successfully implement our business strategy because it has only recently begun to work together.

         Our business is highly dependent on the ability of our management to work together effectively to execute our business strategy. Several members of our senior management have been employed by us for a relatively short period of time and we are in the process of recruiting additional senior management. These individuals have not previously worked together as a management team. In addition, the members of our management team who have been with us for a longer period have had only limited experience within our new target markets. The failure of our management team to work together effectively could prevent efficient decision making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our results of operations.

We must keep pace with rapid technological change to remain competitive.

         The telecommunications industry is subject to rapid technological change and frequent new product introductions and enhancements, particularly in the area of equipment for remote access and related network services. We believe that our success will depend upon our ability to continuously develop new products and product enhancements as well as provide quality technical support services and be in a position to promptly introduce our products and services to the market. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and enhancements, or our new products and enhancements may not adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings by us or our competitors may cause customers to defer or cancel the purchase of our existing products. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of our new products or enhancements to achieve market acceptance, could have a material adverse effect on our business, financial condition and results of operations.

         The development of new, technologically advanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. We cannot assure you that we will be able to successfully develop, introduce or manage the transition to new products.

         There can also be no assurance that our competitors will not develop future generations of competitive products that will offer superior price, features or performance advantages which would render our products uncompetitive. There are currently competing technologies that offer alternative solutions which allow for faster Internet access compared to dial-up access. These competing technologies include digital subscriber line, wireless and cable. We cannot assure you that, in order to remain competitive, we will be successful in developing and introducing on a timely basis new products and technologies.

Our success in the ISP market depends on the continued growth and use of Internet and dial-up access technologies.

         Demand for our ISP remote access solutions is being driven by the increase in the use of the Internet. Our future performance depends substantially upon the continued widespread acceptance and use of the Internet and other online services. Rapid growth in the use of the Internet and other online services is a relatively recent phenomenon, and we cannot assure you that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of communication and commerce. The emergence of alternative technologies may substantially reduce our potential markets. If dial-up access technologies become obsolete, we would have to develop and market new products in order to continue our operations. We cannot be certain that we will succeed in adapting our product strategies to compete effectively with these alternative technologies.

Item 2.  Properties

         We maintain office and light assembly space comprising approximately 30,000 square feet at 2540 Route 130, Cranbury, New Jersey pursuant to a lease, expiring January 2001. The annual rent is approximately $387,600. We have two five-year options to renew the lease at fair market value. We also maintain branch or subsidiary offices in Paris, France, Fareham, UK and Dortmund, Germany as well as a regional sales office in Berlin, Germany.

Item 3.  Legal Proceedings

         On June 8, 1999, we received a letter from legal counsel representing Dr. Brent Townshend notifying us that Dr. Townshend believes that modem products which comply with the V.90 standard necessarily practice the inventions claimed in his patents. Dr. Townshend alleges that products which incorporate a modem and modem chipset acquired from a supplier that has not itself entered into a license agreement with Dr. Townshend would also fall within the claims of the patents. The letter included an offer to enter into a license agreement under Dr. Townshend's patents. The letter also states that should legal action to enforce patent rights be required, the offered terms in the license may be different. The ultimate outcome of this matter is not currently determinable, however, management believes that the outcome of this matter will not have a material adverse effect upon our business, financial condition and results of operations.

         We are not engaged in any other material legal proceedings. We may from time to time become a party to various legal proceedings in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded on the Nasdaq National Market under the symbol "ADSP". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the Nasdaq National Market:


                                             High                Low
1997
1st Quarter . . . . . . . . . . . . . .    $13   3/8         $  6 1/2
2nd Quarter . . . . . . . . . . . . . .      8   3/4            5 5/8
3rd Quarter . . . . . . . . . . . . . .      9                  6 7/8
4th Quarter . . . . . . . . . . . . . .      8   1/4            5 1/4

1998
1st Quarter . . . . . . . . . . . . . .    $11   1/8         $  5 3/8
2nd Quarter . . . . . . . . . . . . . .     10  5/16            6
3rd Quarter . . . . . . . . . . . . . .      8 11/16            2 7/8
4th Quarter . . . . . . . . . . . . . .      4  3/16            2 1/8

1999
1st Quarter . . . . . . . . . . . . . .    $ 3   3/8         $  1 5/8
2nd Quarter . . . . . . . . . . . . . .      3 15/16            2
3rd Quarter . . . . . . . . . . . . . .      6  9/16            1 7/8
4th Quarter . . . . . . . . . . . . . .     37                  2 3/4

2000
January 1 through March 15, 2000 . . . .   $12   3/8         $  6 3/4

         On March 15, 2000 the closing price of our common stock as reported by the Nasdaq National Market, was $10 1/16. As of December 31, 1999, the closing historical high and low prices of our common stock were $37 occurring on November 26, 1999 and $1 5/8 occurring on March 23, 1999, respectively. As of March 15, 2000, we had 127 holders of record of our common stock. There are approximately 4,600 beneficial owners of our common stock.

Dividend Policy

         No cash dividends have been declared on the Company's common stock through March 15, 2000 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

         On October 9, 1998, the Board of Directors of the Company adopted a rights plan pursuant to which it declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the registered holder to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.001 per share. The purchase price is $25 per one one-hundredth of a share of Preferred Stock, subject to adjustment. Until the occurrence of certain triggering events, the rights will be evidenced only by the outstanding common stock certificates on the books and records of the Company maintained by its transfer agent and will not be separately issued.

Item 6.  Selected Financial Data

         The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets as of December 31, 1998 and 1999 and the related consolidated statements of income for each of the three years ended December 31, 1999 and notes thereto appear elsewhere in this Form 10-K.


                                                                     Year Ended December 31,
                                                                     -----------------------
Consolidated Statements of
Operations Data:                             1995            1996             1997             1998             1999
                                             ----            ----             ----             ----             ----

Sales . . . . . . . . . . . . . . . .       $ 9,515,433    $ 13,030,637     $ 13,201,916     $ 17,445,829     $ 11,626,546
Cost of goods sold . . . . . . . . .          4,615,349       6,482,147        7,180,241       11,965,220        5,096,014
                                             ----------      ----------      -----------      -----------      -----------
Gross profit                                  4,900,084       6,548,490        6,021,675        5,480,609        6,530,532
Operating Expenses:
     Selling and marketing                    2,922,826       3,952,723        4,400,786        5,265,542        5,634,070
     General and administrative               2,914,835       6,383,192        6,145,088        9,710,275        7,312,680
     Research and development net             2,482,561       5,758,413        8,182,584        6,722,905        5,688,414
     Restructuring charge                            --              --          379,454               --          369,528
                                             ----------      ----------      -----------      -----------      -----------
Total operating expenses                      8,320,222      16,094,328       19,107,912       21,698,722       19,004,692
Loss from operations                         (3,420,138)     (9,545,838)     (13,086,237)     (16,218,113)     (12,474,160)
Gain on sale of assets                               --              --               --       29,537,896               --
Total other income (expense)                    196,737         744,381          324,838        (874,645)          (25,655)
Income/(loss) before provision for
income taxes                                 (3,223,401)     (8,801,457)     (12,761,399)      12,445,138      (12,499,815)
Provision for income taxes                           --              --               --          368,632               --
Net income/(loss)                            (3,233,401)     (8,801,457)     (12,761,399)      12,076,506      (12,499,815)
Earnings/(loss) per share
     Basic                                        (0.68)          (1.10)           (1.39)            1.25            (1.27)
     Diluted                                      (0.68)          (1.10)           (1.39)            1.11            (1.27)
Weighted average number of
     common shares outstanding:
     Basic                                    4,739,083       7,979,249        9,161,758        9,652,664        9,843,402
                                             ----------      ----------      -----------      -----------      -----------
     Diluted                                  4,739,083       7,979,249        9,161,758       10,843,215        9,843,402
                                             ----------      ----------      -----------      -----------      -----------





Consolidated Balance Sheet Data:             1995            1996             1997             1998             1999
                                             ----            ----             ----             ----             ----
Cash, cash equivalents and
marketable securities . . . . . . . . .   $ 13,979,009    $ 10,625,960     $  2,645,864     $ 17,996,575      $ 7,088,431
Working capital . . . . . . . . . . . .     16,084,594      13,795,614        4,329,018       12,632,033        7,827,522
Equipment, net  . . . . . . . . . . . .        567,941       2,036,897        2,382,645        1,365,354        1,387,128

Total assets  . . . . . . . . . . . . .     18,932,434      20,103,064       11,121,667       33,682,380       19,817,072
                                           -----------      ----------       ----------       ----------       ----------
Long-term liabilities . . . . . . . . .             --              --        2,367,147          332,834        2,004,886
Stockholders equity . . . . . . . . . .     16,989,104      16,198,896        5,133,213       19,705,497       10,997,239


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the accompanying notes set forth on pages F-1 through F-22.

Overview

         We are a leading provider of open systems-based digital remote access equipment to ISPs. Our remote access equipment is compatible with open systems platforms running a variety of popular operating systems, including Windows NT and Linux, and enables ISPs to build reliable, scalable and easy to manage networks at a cost that is significantly below other available alternatives.

         Historically, our core strength has been supplying digital signal processing-based (DSP) sub-systems to OEMs and government contractors. Our DSP OEM products are incorporated into a variety of applications, including medical instrumentation, machine vision, professional audio, sonar, radar and multimedia.

         In the mid-1990s, we introduced a series of data communications products aimed at the computer telephony integration market or CTI products. Our initial product, the CTI Modem, which we still provide to OEM customers, is used in Internet access, on-line services and transaction processing markets.

         In 1996, we formed a communications systems group to begin development of an Asymmetrical Digital Subscriber Line ("ADSL") carrier-class product targeting the needs of major telecommunications and network service providers. As a result of our strategic decision to reposition our company in 1997, we decided to sell our communications systems group, and in September 1998 we completed the sale of the group's assets to Cabletron Systems, Inc. for approximately $30 million.

         In 1997, we also announced our intention to focus on the remote access equipment market through product offerings that provide high density and cost-effective remote access solutions based on industry standard PC platforms. We developed the T1 Modem and T1 Modem Plus products, Windows NT-based remote access solutions, for this market. Target customers for these products were OEMs that wanted to integrate remote access capability into their computers. A major PC manufacturer, Compaq, adopted the T1 Modem Plus remote access solution in March 1998.

         By late 1998, widespread use of the Internet and improved Internet security led enterprises to outsource their remote access needs to ISPs. This led to the decline of Compaq's primary remote access market, the enterprise remote access market, and our revenues from Compaq decreased from a total of $4.4 million in 1998 to zero for the period ended December 31, 1999.

         Our ability to successfully execute our new business strategy is critical to the future performance of our business. During the second quarter of 1999 we changed our business strategy to focus on the ISP market following the decline of the enterprise remote access market. Historically, we have derived substantially all of our revenues from product sales to OEM's and PC manufacturers. As we focus on efforts on the ISP market, we expect sales to OEMs to represent a declining percentage of our total revenue in the future if our business strategy is successful. Because the ISP market is a new market for us, and the equipment we have developed for that market has only recently been introduced, we have limited experience in selling our products. Currently, only a limited number of ISPs have purchased our products.

         To expand our international operations, in November 1998 we acquired all of the outstanding common stock of Solutions for Communications and International ISDN, S.A. (Scii) headquartered in Paris, France. The transaction was accounted for using the purchase method of accounting and consideration, including related transaction costs, consisted of $3,389,029 in cash.

         Revenue is derived from the sale of hardware and software products for DSP and remote access applications. Our customers consist primarily of OEMs, computer equipment distributors and ISPs. We recognize revenue at the time the product is shipped to the customer when there is no additional significant post-contract customer support obligation.

Results of Operations

         The following table sets forth statements of operations data as a percentage of sales for the periods indicated.


                                                                     Year Ended December 31,
                                             1995            1996             1997             1998             1999
                                             ----            ----             ----             ----             ----

Sales . . . . . . . . . . . . . . . .       100.0%          100.0%           100.0%           100.0%           100.0%
Cost of goods sold . . . . . . . . . .       48.5            49.7             54.4             68.6             43.8
Gross profit                                 51.5            50.3             45.6             31.4             56.2
Operating Expenses:
     Selling and marketing                   30.7            30.3             33.3             30.2             48.5
     General and administrative              30.6            49.0             46.5             55.7             62.9
     Research and development net            26.1            44.2             62.0             38.5             48.9
     Restructuring charge                     0.0             0.0              2.9              0.0              3.2
Total operating expenses                     87.4           123.5            144.7            124.4            163.5
Loss from operations                        (35.9)          (73.3)           (99.1)           (93.0)          (107.3)
Gain on sale of assets                        0.0             0.0              0.0            169.3              0.0




                                                                     Year Ended December 31,
                                                                     -----------------------
                                                 1995             1996            1997              1998           1999
                                                 ----             ----            ----              ----           ----

Total other income (expense)                       2.1             5.7              2.5             (5.0)           (0.2)
Income/(loss) before provision for               (33.9)          (67.5)           (96.7)            71.3          (107.5)
income taxes
Provision for income taxes                         0.0             0.0              0.0              2.1             0.0
Net income/(loss)                                (33.9)          (67.5)           (96.7)            69.2          (107.5)


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

         Worldwide sales were $11,626,546 for the year ended December 31, 1999, a decrease of $5,819,283 compared to net sales of $17,445,829 for the twelve months ended December 31, 1998. Domestic sales were $10,459,550 for the twelve months ended December 31, 1999 compared to $15,720,887 for the twelve months ended December 31, 1998, a decrease of $5,207,214. The decrease is related to the decline of the enterprise remote access market in late 1998 after which, Compaq, our most significant OEM customers and a number of other customers discontinued their networking groups. As a result, revenues from Compaq declined from $4.4 million for the year ended December 31,1998 to zero for the year ended December 31, 1999. The loss of sales to other PC integrators selling to the enterprise market comprised the remaining 1999 domestic sales variances from the previous year.

         International sales were $1,166,996 for the year ended December 31, 1999 including U.S. exports of $769,531 and sales from European subsidiaries of $397,465 compared to international sales of $1,724,942 for 1998. The decrease is attributable to a reduction in demand by an OEM customer for our audio mixing product, as well as a reduction in sales of T1 Modem Plus products due to the release of our RS2000 product. Such decreases were partially offset by sales from the Company's European subsidiaries.

         Gross profit increased by $1,049,923 or 19% to $6,530,532 for the year ended December 31, 1999 from $5,480,609 for the twelve months ended December 31, 1998. Gross profit margin was 56% for the twelve months ended December 31, 1999 compared to 31% for the twelve months ended December 31, 1998. The increase in gross profit margin as a percent of sales reflects the continued shift in product mix from lower margin shipments to PC integrators to shipments to OEM's customers that carry higher gross margins. 1999 gross profit was reduced by $195,000 for the write down of RS2000 inventory. We introduced the RS4200 in the fall of 1999 which has improved price and performance compared to the RS2000. As a result, we expect to reduce the price of the RS2000 and wrote down inventory to effect lower of cost or market valuation. 1999 gross profit margins were 58% before this write-down. Additionally, 1998 profit margins reflect a charge of approximately $2.0 million for the write-down of certain inventory primarily related to T1 Modem Plus and RS1000 products. The write-down was the result of a substantial reduction in demand from several major customers including Compaq. We negotiated additional sales with Compaq in the fourth quarter of 1998 and have sought new markets for these products. However, due to the introduction of the Company's next generation RS2000 product family in September 1998, and the Company's change in focus from enterprise customers to ISPs, management expected substantially reduced demand for these products from Compaq and other T1 Modem Plus customers in 1999 and beyond. 1998 gross profit margins were 42.9% before this write-down.

         Sales and marketing expenses were $5,634,070 or 48% of sales for the year ended December 31, 1999 compared to $5,265,542 or 30% of sales for the twelve months ended December 31,1998. The increase of

$368,528 reflects incremental spending in 1999 of $391,331 for advertising, and marketing programs related primarily to the launch of the Company's ISP PowerPOP architecture and $459,598 for European operations. Such increases were offset by decreases in commissions of $128,383 and related sales travel of $25,046 due to lower sales volume. Other decreases include a reduction in consulting fees of $86,139 for focus groups related to integration of the Scii acquisition. Additionally, depreciation was reduced by $214,289 due to the disposition of certain trade show and demonstration material resulting from the Company's market shift.

         General and administrative expenses were $7,312,680 for the year ended December 31, 1999 compared to $9,710,275 for the twelve months ended December 31, 1998. The decrease of $2,397,595 is due in part to certain expenses recorded in 1998 which did not reoccur in 1999. Those expenses included bonuses paid in September 1998 of $1.1 million in connection with the sale of the CSG in that month and a reduction in staff salaries as a result of the sale. Other one time expenses incurred in 1998 included approximately $842,000 related to separation agreements with respect to an officer of the Company and a consultant. Other decreases include $175,000 related to the settlement of a licensing dispute and $292,923 of warranty expense related to the return of custom equipment from a major customer. Additionally, 1998 general and administrative expenses included a provision for doubtful accounts for Hayes Microcomputer, Inc. and its affiliates when Hayes filed for bankruptcy protection. Accordingly, provisions for doubtful accounts decreased during fiscal 1999 by approximately $231,000 as compared to the twelve months ended December 31, 1998. Additional expense reductions include a decrease of approximately $1,170,000 in consulting fees resulting from the termination of consulting agreements early in 1999. Such decreases were partially offset by an increase of $588,734 in general and administrative expenses and $918,572 in amortization of goodwill both related to the Company's European subsidiaries acquired in November 1998. (See Note 3 to the financial statements).

         As a result of our strategic decision to focus on the ISP market and our newly created sales channel through KeyLink Systems, we terminated our Vice President of OEM Sales effective August 20, 1999. Two additional field sales-reps were also terminated in the third quarter of 1999. As a result, we recorded a restructuring charge in September 1999 of $369,528, which reflects severance and related benefits payments, of which $288,010 was paid as of December 31, 1999. The remaining amounts are expected to be paid over a three month period ending March 31, 2000.

         Research and development expenses were $5,688,414 or 49% of sales for the year ended December 31, 1999 compared to $6,722,905 or 39% of sales for the year ended December 31, 1998, a decrease of $1,034,491. Expenses declined by $2,309,430 from the same period last year due to the sale of the CSG to Cabletron in September 1998. 1998 R&D expenses also included in-process research and development costs of $297,330 related to the acquisition of Scii Telecom, SA in November 1998. (See Note 3 to the financial statements). These decreases were offset by an increase in research and development of $667,932 resulting from investments in products and technologies at this subsidiary. Additionally, expenses increased due to bonuses paid to certain engineers in conjunction with employment contracts of approximately $885,000.

         Interest expense of $527,611 for the year ending December 31, 1999 consisted primarily of interest on the term and revolving credit notes outstanding under our credit facility with Transamerica. Interest expense of $1,371,970 for the year ending December 31, 1998 included interest related to the Transamerica facility as well as a one-time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan drawn down on February 19, 1998 against the anticipated proceeds of the sale of the communications systems group. Interest income of $440,477 and $432,596 for the twelve months ended December 31, 1999 and 1998, respectively, consisted of income from the investment of our cash.

         There was no tax provision for the twelve months ending December 31, 1999 due to losses reported for that period. For the twelve months ending December 31, 1998 a tax provision of $368,632 was recorded to reflect our estimated federal and state income tax liability for 1998 income. This liability was partially offset by the use of the net operating losses we incurred in previous years. Alternative minimum tax rules limit the use of such operating losses to entirely offset our 1998 income tax liability.

         For the foregoing reasons we reported a net loss of ($12,499,815) for the year ended December 31, 1999 as compared to net income of $12,076,506 for the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Worldwide sales were $17,445,829 for 1998, an increase of $4,243,913 or 32.1% from $13,201,916 for 1997. Domestic sales for 1998 were $15,720,887 compared to $12,035,000 for 1997, an increase of $3,685,887 or 30.6%. This increase in domestic sales for 1998 reflects increased shipments of our remote access RS1000, T1 Modem and T1 Modem Plus products primarily to PC manufacturers. Such increases were offset by decreased shipments of various DSP products. During 1998, we focused our sales and marketing efforts on the rapidly growing remote access equipment market targeting enterprises and PC manufacturers and going forward, decided to continue to focus on the remote access market. However, we decided to change the focus of our selling and marketing efforts from PC manufacturer customers and enterprise markets to end users such as ISPs. OEM customers, who require customized applications of our products, will continue to be a part of our customer base. Sales internationally were $1,724,942 for 1998 compared to $1,166,916 for 1997. This growth resulted from an increase in export sales of DSP products to existing customers. Sales for remote access products did not increase as rapidly in the international markets because our selling and marketing efforts were largely directed towards the domestic markets.

         Gross profit decreased $541,066 to $5,480,609 for 1998 compared to $6,021,675 for 1997. Gross profit margin decreased from 45.6% for 1997 to 31.4% for 1998. The decrease in margin was due, in part, to the continued shift in product mix from higher margin DSP products to lower margin data communications products as sales to PC manufacturers typically yield lower gross margins. Additionally, 1998 profit margins reflect a charge of approximately $2.0 million for the write-down of certain inventory primarily related to T1 Modem Plus and RS 1000 products. The write-down was the result of a substantial reduction in demand from several major PC manufacturer customers including Compaq. We negotiated additional sales with Compaq in the fourth quarter and sought new markets for these products. However, due to the introduction of our next generation RS2000 product family in September 1998, and our change in focus from PC manufacturers to ISPs, we do not expect additional demand for these products from Compaq and other T1 Modem Plus customers going forward. In 1998 gross profit margins were 42.9% before the write-down for inventory levels exceeding expected consumption.

         Sales and marketing expenses were $5,265,542 or 30.2% of sales for 1998 compared to $4,400,786 or 33.3% of sales for 1997. The increase of $864,756 reflects increased wages, benefits and related travel of approximately $675,000 as we changed the composition of our sales force to include more experienced data communications personnel in 1998. Consulting expenses increased $207,000, due primarily to fees for international sales representatives as we expanded our European presence. Depreciation expenses increased $165,000 reflecting an increase in customer demonstration and loan programs. These increases were offset by decreases in marketing, advertising and trade show costs of approximately $135,000, and commissions of $147,000 that were consistent with the shift from DSP OEM customers to larger PC manufacturers in 1998.

         General and administrative expenses were $9,710,275 or 55.7% of sales for 1998 compared to $6,145,088 or 46.5% in 1997, an increase of $3,565,187.
Included in general and administrative expenses for 1998 were non-recurring expenses related to severance and separation agreements of approximately $842,000 with respect to one of our officers and a consultant. Recruitment expenses increased by approximately $208,000 in 1998 for fees paid to recruiting firms for the CEO and CFO positions. Bonuses to management and other administrative personnel were approximately $1,315,000 higher than 1997 due to bonuses granted to individuals for efforts in selling the communications system group to Cabletron. Provisions for doubtful accounts increased by approximately $820,000 due primarily to one of our customers, Hayes Microcomputer Products, Inc. and its affiliates, filing for bankruptcy under Chapter 11 of the Federal Bankruptcy Code on October 9, 1998. Reserves for warranty expenses increased by $223,000 primarily due to the return of custom products from one customer. We have since shipped to that customer an upgraded product and we do not anticipate any additional returns from that shipment. General and administrative expenses in 1998 also include approximately $100,000 for our French subsidiary representing expenses from the acquisition date through December 31, 1998. In addition to these expenses, an expense of $92,000 was incurred in 1998 for the amortization of goodwill and other intangible assets recognized in the acquisition.

         Research and development expenditures were $6,722,905 or 38.5% of sales for 1998 compared to $8,182,584 or 62.0% of sales for 1997, a decrease of $l,459,679. Approximately $1,783,000 of the decrease is due to the sale of the communications systems group on September 1, 1998. Other decreases include a reduction in wages of approximately $376,000 and contract labor and materials of $348,000 in connection with discontinued development projects that were not part of the communications systems group. 1998 expenses also included approximately $75,000 for research and development costs for the period from November 23, 1998 through December 31, 1998 for our French subsidiary and a charge of $297,330 for in-process research and development expenses recognized at the time of the acquisition. Included in 1997 expenses, as an offset, is a payment of $750,000 received from Texas Instruments for non-recurring engineering expenses in connection with a cooperative and licensing agreement signed on September 12, 1997. We terminated this agreement on February 19, 1998.

         Other income included a gain on the sale of assets related to the communications systems group of $29,537,896. On September 1, 1998, we completed the sale of all of the assets of the CSG to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire for $33,500,000. Expenses of the transaction netted against the proceeds were approximately $3,962,104.

         Interest expense of $1,371,970 reflects a one-time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan we drew down on February 19, 1998 against the anticipated proceeds of the sale of the communications systems group. The credit note issued under the terms of the bridge loan matured on the date of sale. Other interest expense consisted primarily of interest on the term and revolving credit notes outstanding under our credit facility with Transamerica. Interest income of $432,596 consisted of income from the investment of our cash.

         A tax provision of $368,632 reflects our estimated federal and state income tax liability for 1998 income. This liability was partially offset by the use of the net operating losses we incurred in previous years. Alternative minimum tax rules limit the use of such operating losses to entirely offset our 1998 income tax liability.

         For the foregoing reasons we reported net income of $12,076,506 for the year ended December 31, 1998 as compared to a net loss of ($12,761,399) for the year ended December 31, 1997.

Liquidity and Capital Resources

         Our principal sources of liquidity as of December 31, 1999, consisted of $7,088,431 in cash and cash equivalents and a $4 million revolving credit facility, (Revolver). Cash flow for the year ended December 31, 1999 includes proceeds from the exercise of stock options and warrants of approximately $4.3 million. Our ability to draw against the Revolver is based on a monthly computation of eligible assets and amounts drawn in excess must be repaid at the time they are computed. During 1999 we repaid $1,300,163 and no additional amounts were drawn against the Revolver.

         We have incurred substantial operating losses and had an accumulated deficit of $26,137,692 at December 31, 1999. We expect to have operating losses and a growing accumulated deficit in the future. If we do not successfully execute our business strategy in the ISP and OEM markets, there is no assurance that we will generate sufficient cash flow from operations to meet the Company's anticipated operating needs for 2000. However, we believe our existing cash and cash equivalents together with the proceeds from the sale of securities completed in the first quarter of 2000, (See Note 18) will be sufficient to meet our presently anticipated cash needs through the end of 2000. Even if our cash requirements vary from those now planned, we believe that our sources of liquidity are sufficient to continue operations through the end of 2000. However, if necessary, we may delay or eliminate some expenditures and planned operations may be scaled back or, we may need to raise additional funds to meet obligations. We would seek to raise such amounts through a variety of options including borrowings, proceeds from equity financing and scaling back operations. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business financial condition, and results of operations.

         The Company maintains a credit facility with Transamerica Business Credit Corporation. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of December 31, 1999, there was $2,293,973 outstanding under the term loan and $1,199,837 under the Revolver. (See Note 8 to the Financial Statements.)

         Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 1999, the interest rate in effect was 12.230%.

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

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on us or our ability to meet our obligations.

         On October 18, 1999 we executed a further amendment to the credit agreement that substantially reduced the amended financial covenants as of and for the year ending December 31, 1999. As of December 31, 1999 only financial covenants that we were required to comply with were as follows:

         (1) As of December 31, 1999, working capital shall be no less than $2,000,000.

         (2) The ratio of current assets to current liabilities shall not be less than 1.25 to 1.00.

         (3)      Tangible net worth shall not be less than $2,000,000.

         (4) Gross profit margins for the year ending December 31, 1999 shall not be less than 35%.

         As of December 31, 1999 we were in compliance with these covenants. The amendment eliminates financial covenants thereafter.

        During the twelve months ended December 31, 1999, there was a net decrease in cash and cash equivalents of $10,908,144. At December 31, 1999, cash and cash equivalents amounted to $7,088,431. Working capital amounted to $7,827,522 at December 31, 1999 as compared to working capital of $12,632,033 at December 31, 1998.

         Net cash used in operating activities for the twelve months ended December 31, 1999 amounted to $12,567,511. The negative cash flows from operations were the due primarily to our net loss of $12,499,815 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $2,938,550. Other operating cash uses included decreases in accounts payable and accrued liabilities of $2,683,382 as we paid down obligations of our French subsidiary and accrued costs related to the sale of the CSG and executive bonuses. Additionally, increases in inventory related the introduction of the RS2000 and RS4200 resulted in a decrease in operating cash of $729,945. These were partially offset by decreases in receivables of $69,335.

         Net cash used in investing activities for the twelve months ended December 31, 1999 amounted to $593,851 due to the purchases of computer and peripheral equipment related mainly to a research and development test lab and final test and assembly equipment in manufacturing.

         Cash from financing activities increased $2,215,963 for the twelve months ended December 31, 1999 as a result of proceeds of $4,326,540 from the exercise of outstanding stock options and warrants. Such increases were offset by principal payments on debt of $2,085,316.

         During the twelve months ended December 31, 1998, there was a net increase in cash and cash equivalents of $15,350,711, including an amount of $31,348,753 in proceeds net of transaction costs from the sale of assets related to the communications systems group. On July 27, 1998 we received a deposit of $5,000,000 on the sale and on September 1, 1998 we received the remaining gross proceeds of $28,500,000. At December 31, 1998, cash and cash equivalents amounted to $17,996,575. Working capital amounted to $12,632,033 at December 31, 1998 compared to $4,329,018 at December 31,1997.

         Net cash used in operating activities for 1998 amounted to $16,176,526. The negative cash flow from operations was primarily the result of our net operating loss of $16,218,113. Additional operating decreases include accounts receivable of $2,813,966, reflecting an increase in collection days, and increases in inventory balances of $1,700,796 related to slow moving and excess inventory.

         Net cash provided by investing activities for 1998 amounted to $27,284,599. This included proceeds net of transaction costs of $31,348,753 from the sale of the communications systems group and a decrease due to acquisitions of $3,340,122 net of cash acquired of $48,908. Capital expenditures of $724,032 reflected purchases of computer and peripheral equipment for the engineering staff and final test and assembly in manufacturing.

         Net cash provided by financing activities for the year ended December 31, 1998 amounted to $4,242,638, reflecting net proceeds of $2,500,000 received as a result of a draw on the Transamerica revolving credit facility and $2,051,412 in proceeds from the exercise of common stock options. Additionally, decreases of $308,774 were incurred on principal payments of long-term debt.

         During the year ended December 31, 1997, there was a net decrease in cash and cash equivalents of $1,980,719, including a net amount of $5,993,634 in proceeds from the maturity and sale of investments in marketable securities which were used to fund operations. On June 13, 1997, we received gross proceeds of $3,000,000 under our term loan. At December 31, 1997, cash and cash equivalents amounted to $2,645,864. Working capital amounted to $4,329,018 at December 31, 1997 compared to $13,795,613 at December 31, 1996.

         Net cash used in operating activities for 1997 amounted to $10,581,713. The negative cash flow from operations was primarily the result of our net loss of $12,761,399, partially offset by a decrease in accounts receivable of $1,773,918 reflecting lower sales in the fourth quarter of 1997 compared to the fourth quarter of 1996.

         Net cash provided by investing activities for 1997 amounted to $4,549,577. This included net proceeds of $5,993,634 from the maturity and subsequent sale of high quality government agency securities. Capital expenditures of $1,444,057 reflected purchases of computer and peripheral equipment for the engineering staff, final test and assembly in manufacturing and the purchase of office furniture in connection with our relocation of the communications systems group to Piscataway, New Jersey in January 1997.

         Net cash provided by financing activities for the year ended December 31, 1997 amounted to $4,051,417, reflecting proceeds of $3,000,000 received as a result of the Transamerica term loan and $1,084,270 in proceeds from the exercise of common stock options.

         On February 24, 2000 we entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. We also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are not exercisable until September 1, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the issuance of the warrant provided the average price is less than $6.875. Under the terms of the agreement, we agreed to file a registration statement on or before April 4, 2000 to register the shares sold and those underlying the warrants and to have the registration statement declared effective by the Securities and Exchange Commission within 120 days thereafter. In the event we fail to meet these deadlines, the agreement provides for liquidated damages.

         The agreement also provides for the issuance of additional shares at no cost to these investors in the event that we sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of the date of this agreement. This provision requires us to issue additional shares such that the average share price of these investors is equal to the then offered price.

         Additionally, these investors have the right of first refusal to participate in any sale of our common stock, or securities convertible into common stock, within the next twenty four months.

Readiness of Year 2000

         As of the date of this filing, we have not experienced any problems with our internal business systems or products and have not been notified of any problems by our suppliers.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

         The results of our operations and the valuation of some of our assets and liabilities are sensitive to changes in the general level of interest rates in the United States and foreign exchange rate fluctuations.

         Interest rate risk. Our interest income is sensitive to changes in the general level of interest rates in the United States, as our investments are in United States dollar cash equivalents and short-term instruments.

         Our interest expense is sensitive to changes in the general level of interest rates in the United States, because the computation of interest due on our debt in the United States is based on key interest rate indicators used in the United States such as the prime rate.

         Foreign exchange risk. We currently have foreign subsidiaries that conduct and report their operations in local currency. The primary foreign currency is the French Franc. Other currencies include the British Pound and the German Deutschmark. On January 1, 1999, eleven member countries (including France and Germany) of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminates currency exchange risk between the participating member countries.

         Due to the limited contribution of our foreign subsidiaries to our results of operations, we do not believe we have material market risk exposure.

Adoption of Statements of Financial Accounting Standards

         The following table sets forth a reconciliation and the components of comprehensive income for the twelve months ended December 31, 1998 and the twelve months ended December 31, 1999:

                                                  Twelve Months Ended         Twelve Months Ended
                                                   December 31, 1999            December 31, 1998
                                                   -----------------            -----------------

Net income/(loss)...............................    $  (12,499,815)               $ 12,076,506
Other comprehensive income/(loss):
     Unrealized gain/(loss) on foreign currency
     translation................................          (534,983)                     31,272
                                                     -------------                ------------

Comprehensive income............................     $ (13,034,798)               $ 12,107,778
                                                     =============                ============


         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS

No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No.131 is expected to affect our segment disclosures, but will not affect our results of operations, financial position or cash flows. On September 1, 1998 we sold the assets of the communications systems group to Cabletron Systems, Inc. Operating expenses for the group were approximately $2,309,430, $4,093,756 and $2,004,812 for the years ended December 31, 1998, 1997 and 1996, respectively. As of June 30, 1999, our operations qualified as reportable segments under SFAS No.131. We report segments on a geographic basis, which are North America and Europe.

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We currently do not hedge foreign currency denominated transactions or enter into any derivative instruments. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to be material to our operations.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Among other provisions, SOP 98-1 requires that entities capitalize certain internal use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998; therefore, we adopted these provisions as of January 1, 1999.

Item 8. Financial Statements and Supplementary Data.

         See Financial Statements beginning on page F-1.

Item 9. Changes and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10. Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth our executive officers and directors as of December 31, 1999. Our Board of Directors currently consists of six directors. Except as otherwise stated, executive officers serve at the discretion of the Board of Directors.

Name                     Age     Position

Jay H. Atlas             55      President, Chief Executive Officer and Director
Anthony M. Agnello       50      Chairman of the Board of Directors
Dennis I. Schneider      48      Senior Vice President - Marketing
John R. Loprete          39      Vice President - Finance
Carlos G. Borgialli      57      Vice President - Engineering
Esmond T. Goei           48      Vice Chairman of the Board of Directors
Edward D. Horowitz       52      Director
Harold W. Paul           51      Director and Secretary
Charles S. Strauch       64      Director

         Jay H. Atlas was appointed as our Chief Executive Officer and President in December 1998. He was appointed a director in January 1999. From 1995 to 1998, he served as the President and CEO of CTF Group, a management consulting firm. Since 1998, he has served as a trustee of the Kobrick Investment Trust, a group of mutual funds. Mr. Atlas has more than 30 years' experience in the industry, including 20 years at Digital Equipment Corporation, in senior management positions in sales, service and marketing.

         Anthony M. Agnello co-founded Ariel in 1982 and serves as Chairman of the Board. He has been a member of the compensation committee since June 1995. He also held the title of President from 1988 until September 1996. In December 1998, Mr. Agnello resigned as Chief Executive Officer simultaneously with the appointment of Mr. Atlas to that position.

         Dennis I. Schneider was appointed Senior Vice President - Marketing in December 1998. For more than five years, he was a marketing consultant to major corporations in the computer, networking and telecommunications industry including Chase Manhattan Bank, Andersen Consulting, IBM and Lucent Technologies. He has more than 25 years' experience in the industry, holding senior marketing and general management positions with Digital Equipment Corporation and as an officer of Motorola Inc.

         John R. Loprete joined Ariel in April 1998 and was appointed Vice President - Finance in January 1999. He is a certified public accountant with over 15 years' experience in finance and accounting. His experience includes eleven years with Concurrent Computer Corporation, a Florida-based computer manufacturer.

         Carlos G. Borgialli was appointed to the position of Vice President - Engineering in May 1999. Mr. Borgialli joined Ariel from Digital/Compaq, where he spent more than 20 years, leading and improving organizations in the design of client/server business-critical production systems. In his most recent position at Digital/Compaq, he served as Director of Engineering for the Network and application Communication Products division. Prior to that,he was instrumental in developing and managing the development of a number of key telephony, videotext, and transaction processing products for Digital. Mr. Borgialli has also worked at the NASA Goddard Space Flight Center and spent five years at the Pan American Health Organization/World Health Organization.

         Esmond T. Goei joined Ariel as Vice-Chairman of the Board in August 1999. He is a member of the audit and compensation committees. Prior to joining us, he worked at Northern Telecom, where he last served as director of the corporate Venture Capital Division. Prior to that, he was Vice President of the Venture Capital Division at Toronto Dominion Bank and a senior systems consultant at Touche Ross (now Deloitte & Touche).

         Edward D. Horowitz has been a director and a member of the audit committee since August 1995. From 1989 to 1996, Mr. Horowitz was employed by Viacom International Inc., most recently as Senior Vice President Technology. He was also the Chairman and Chief Executive Officer of Viacom Interactive Media, and is a director of Star Sight Telecast. In January 1997, Mr. Horowitz became Executive Vice President of Advanced Development of CitiCorp and Chief Executive Officer of its e-citi division.

         Harold W. Paul has been a director since June 1995 and was appointed secretary in March 1998. He is a member of the compensation committee. Mr. Paul has been a partner at Paul & Rosen LLP, a New York law firm specializing in securities matters. Since 1999, he is a director of Kirlin Holding Corp., a brokerage and investment banking company.

         Charles S. Strauch was appointed a director in September 1999. He is a member of the audit committee. Mr. Strauch is currently Chairman of the Board of PairGain, a telecommunications company. He has served on PairGain's board of directors since 1991. Mr. Strauch previously served as CEO of MST Data Corporation. He was President and COO of Memorex and Executive Vice President of the Electronics and Electrical Group at Gould. Mr. Strauch has been active in the technology sector for almost 30 years.

         Our Board of Directors is composed of six directors. The Board is divided into three classes and the members of each class are elected at the annual meeting of the stockholders held in the year in which the terms for that class expire, as follows: Mr. Horowitz has a term expiring in 2000; Messrs. Agnello and Paul have terms expiring in 2001; and Messrs. Atlas, Goei and Strauch have terms expiring in 2002. The incumbent board nominates the new directors.

Committees of Our Board of Directors

         Compensation committee. The compensation committee is responsible for reviewing our general compensation strategy establishing salaries and reviewing benefit programs (including pensions) for the Chief Executive Officer and those persons who report directly to him; reviewing, approving, recommending and administering our stock option plans and certain other compensation plans; and approving certain employment contracts. The compensation committee met three times in the 1999 fiscal year. The current members of the compensation committee are messrs. Goei, Agnello and Paul. All committee members attended the meetings.

         Audit committee. The audit committee's functions are to recommend the appointment of independent accountants; review the arrangements for, and scope of the audit by our independent accountants; review the independence of our independent accountants; consider the adequacy of our system of internal accounting control and review any proposed corrective actions; review and monitor our policies relating to ethics and conflicts of interests; discuss with management and the independent accountants our draft annual financial statements and key accounting and/or reporting matters, including year 2000 issues; and review the activities and recommendations of our financial team. The audit committee met twice during the 1999 fiscal year. The current members of the audit committee are Messrs. Goei, Horowitz and Strauch, each of whom attended all meetings.

Compensation Committee Interlocks and Insider Participation

         None of the current or former members of our compensation committee is currently or has been an employee or officer of ours other than Mr. Agnello who was Chief Executive Officer of the Company until December, 1998. No member of the Board of Directors or the compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

         Mr. Agnello was paid $54,166 for management consulting services rendered in the year ending December 31, 1999. For the year ending December 31, 1998 Mr. Agnello received a bonus in the amount of $950,000 in connection with his role in the sale of our communications systems group in November 1998.

         Mr. Paul is a non-employee director who provides legal services for us. His firm received fees of approximately $120,000, $124,000 and $75,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

         Section 16 (a) of the Securities and Exchange Act of 1934 requires Ariel's directors and executive officers to file with the SEC initial reports of ownership and reports of changes in ownership of Ariel's common stock. Ariel believes that during the fiscal year ended December 31, 1999, its officers and directors complied with all these filings requirements. Ariel has relied upon the representations of its directors and executive officers. The Company does not believe any other stockholders are subject to Section 16(a) filing requirements.

Item 11.  Executive Compensation

         The following table summarizes the compensation earned over the last three fiscal years by the Chief Executive Officer, four executive officers and one other individual who was not serving as an executive officer at year end, whose earned compensation exceeded $100,000 for the year ended December 31, 1999.

                                      Annual Compensation                                 Long-Term Compensation
                                      -------------------                                 ----------------------
                                                                               Other Annual     Number of        All other
                          Year               Salary           Bonus            Compensation      Options        Compensation

Jay H. Atlas              1999            $  275,502        $ 137,500            $ 5,119              --          $ 11,000
                          1998                 5,288(1)            --                 --         486,000                --
                          1997

Dennis Schneider          1999               200,000          120,000              5,119          95,000             4,615
                          1998                 7,692(1)            --                 --          95,000                --
                          1997

Brian A. Hoerl            1999               124,231           35,250             12,261              --       3,413,109(2)
                          1998               189,269          255,417(3)          19,609          20,000             5,000
                          1997               181,231           47,104             20,393              --             3,228

John Loprete              1999               118,462           85,500             14,286              --             1,798
                          1998                84,231               --             10,462          30,000                --
                          1997

John F. Lynch             1999               150,000            7,500              6,142          53,000           394,069(4)
                          1998               155,769           28,077             15,096          35,000            84,363(5)
                          1997               150,000               --             31,569              --             8,536

Carlos G. Borgialli       1999               113,333(6)        20,000              8,912          50,000             1,569
                          1998
                          1997

(1)  Reflects employment commencement date of December 21, 1998.
(2)  Includes option exercises of $3,163,460 and severance of $234,769.
(3)  Includes CSG sale bonus of $200,000 and executive quarterly bonuses.
(4)  Includes option exercise of  $378,327.
(5)  Includes option exercise of $77,140.
(6)  Reflects employment commencement date of May 1, 1999.

Directors' Compensation

         Current compensation plan. In August 1999, the Board of Directors approved a new compensation plan for our non-employee directors. Each director is paid an annual amount of $6,000 for serving on the Board. In addition, under the 1996 directors stock option plan, 50,000 stock options are granted to each director upon appointment to the Board. The strike price for these options is the price of the common stock on the date of appointment. An additional 15,000 options are granted for each subsequent year of service. Directors are also compensated in the amount of $1,000 for each meeting attended in person, and $500 for each meeting attended by telephone.

         In August and September 1999, respectively, we granted each of Messrs. Goei and Strauch 80,000 options when they joined the Board.

         Previous compensation plan. In March 1998, the Board of Directors adopted a standardized method for compensating non-employee directors. Each non-employee director received a retainer based on an annualized rate of $6,000. Directors who were also employees received no additional compensation for service as directors. Under this compensation plan, we also reimbursed our non-employee directors for their expenses incurred in attending meetings of the Board of Directors.

         Effective June 1998, each non-employee director received an automatic grant, upon his election, of options to purchase 10,000 shares of common stock for each year of service, vesting in equal installments over three years. These options have a ten-year term and allow the holder to purchase shares at their fair market value on the date of grant.

         Prior to June 1998, we granted options pursuant to previous compensation plans approved by the Board. In 1995, we compensated non-employee directors by issuing options to purchase 30,000 shares of common stock to Mr. Paul, options to purchase 110,000 shares of common stock to Mr. Perold (a former director), and options to purchase 50,000 shares of common stock to each of Messrs. Horowitz and Ranalli (a former director). In 1996, we granted 36,000 options under the 1996 directors plan to Mr. Perold, representing 12,000 options per year of service, for his continued services as a director through the 1999 annual stockholders meeting. In 1997, we granted to each of Messrs. Ranalli and Horowitz 25,000 options for each additional year he serves on the Board. In 1998, we granted Mr. Paul 15,000 options for each additional year of service on the Board.

Option Grants During the Year Ended December 31, 1999

         The following table sets forth information regarding stock options granted to the executive officers named in the summary executive compensation table. The table also shows a hypothetical potential realizable value of these options based upon assumed rates of an annual compounded stock price appreciation of 5% and 10% from the date the options were granted and over the full term. The assumed rates of growth were selected for illustrative purposes only, and are not intended to predict future stock prices which will depend upon market conditions and our future performance and prospects. Based upon the closing stock price and the number of common shares outstanding at the end of 1999, an assumed annual stock price appreciation of 10% would produce a corresponding aggregate pretax gain over the full option term of approximately $122 million for our common stockholders.




                                             % of Total                                      Potential Realized Value at
                             Number of        Options                                          Assumed Annual Rates of
                             Securities      Granted to                                      Stock Price Appreciation for
                             Underlying      Employees       Per Share                                   Term
                              Options        in Fiscal        Exercise       Expiration
           Name               Granted           Year           Price            Date              5%              10%
           ----               -------           ----           -----            ----              --              ---

Carlos G. Borgialli            50,000           7.3%           $2.375         7/02/09          $193,431        $308,087
Dennis I. Schneider (1)        95,000          13.8%           $2.375         7/02/09          $367,519        $585,213

(1) Some options may vest at an accelerated rate if certain performance goals are achieved.

Option Exercises During the Year Ended December 31, 1999 and Aggregate Fiscal Year-end Option Value

         The following table sets forth information concerning stock option exercises by the executive officers named in the summary executive compensation table during 1999, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999. Also reported are the values for "in-the-money" options which represent the excess of the closing market price of the common stock at December 31, 1999 over the exercise price of the option.


                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised In-
                              Shares                           Options At December 31,         The-Money Options At
                           Acquired On          Value                 1999 (#)                 December 31, 1999 ($)
         Name                Exercise       Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable
         ----                --------       ------------      -------------------------      -------------------------
Jay H. Atlas                   -0-               -0-              141,750 / 344,250            $664,524 / $1,613,844
Brian A. Hoerl               145,000         $3,163,460               -0- / -0-                     -0- / -0-
John F. Lynch                 41,250          $378,327                -0- / 63,750                  -0- / $211,673
Dennis I. Schneider            -0-               -0-               30,000 / 160,000            $140,640 / $750,080
Jack Loprete                   -0-               -0-                  -0- / 50,000                  -0- / $234,400
Carlos G. Borgialli            -0-               -0-                7,500 / 22,500              $29,223 / $87,668

Employment Agreements

         Jay H. Atlas, our CEO and President, is employed under a three-year employment agreement effective December 21, 1998 pursuant to which he is paid a base salary of $275,000. He is eligible for a bonus of 50% of his annual base salary based upon the attainment of certain goals set by the Board of Directors. Upon execution of the employment agreement, Mr. Atlas was granted an aggregate of 486,000 common stock purchase options exercisable at $2.375 per share, vesting over a four year period from December 21, 1999 through December 21, 2002. Some of his options may vest at an accelerated rate if certain performance goals are achieved.

         Dennis I. Schneider, our Senior Vice President - Marketing, is employed under an employment agreement effective December 21, 1998 pursuant to which he is paid a base salary of $200,000. He is eligible for a bonus of 60% of his annual base salary based upon the attainment of certain goals set by management.

Upon execution of the employment agreement, Mr. Schneider was granted an aggregate of 95,000 common stock purchase options exercisable at $2.375 per share, vesting over a five-year period commencing December 21, 2000 through December 21, 2004. Some of his options may vest at an accelerated rate if certain performance goals are achieved. In July 1999, he was granted an additional 95,000 options at an exercise price of $2.375 per share vesting over a five year period commencing December 21, 1999 through December, 21, 2003.

         Anthony M. Agnello, our Chairman, resigned as CEO in December 1999 upon the appointment of Jay Atlas as our CEO and President. Mr. Agnello's employment agreement provided for an annual salary of $200,000 and bonus to be determined annually at the discretion of the Board. Upon his resignation as CEO, Mr. Agnello entered into a two-year consulting agreement pursuant to which he is paid $50,000 per year.

         Brian A. Hoerl, our former Vice President of Sales, was employed under a three-year employment agreement effective September 3, 1996 pursuant to which he was paid a base salary of $190,000 and an annual bonus of $47,000. Pursuant to this agreement, Mr. Hoerl has been granted the common stock purchase options outlined in the above table. On August 20, 1999, Mr. Hoerl's employment with us was terminated.

         John F. Lynch, our former Chief Technology Officer, was employed under a three-year agreement effective November 5, 1996 pursuant to which he was paid a base salary of $150,000. Pursuant to this agreement, Mr. Lynch has been granted the common stock purchase options outlined in the above table.

         Carlos G. Borgialli is employed under a three-year employment agreement effective May 4, 1999 pursuant to which he is paid a base salary of $170,000 and is eligible for an incentive bonus of up to $30,000 based upon the attainment of certain goals. Mr. Borgialli was granted 50,000 common stock purchase options as set forth in the table above.

         Severance Packages. Each of these employees has executed non-competition and non-solicitation agreements pursuant to which for a specified period following the termination of their employment, they have agreed not to solicit any of our customers or employees or to become associated with any of our competitors.

         Pursuant to the employment agreements of Messrs. Atlas and Schneider, we have the right to terminate their employment for "cause" or as a result of the employee's disability.

         Upon the early termination of his employment agreement by us without cause or by Mr. Atlas for "good reason", which includes a "change in control", Mr. Atlas is entitled to receive a severance payment in the amount of his annual salary, the reasonable value of his employee benefits, a pro rata portion of his bonus (based on the number of months of employment prior to termination and which cannot be less than 25% of the bonus that we granted him during the previous fiscal year), payable within one year of termination and accelerated vesting of options. If termination occurs prior to December 21, 1999, the severance payment will be paid for an additional year, less the number of months Mr. Atlas was employed prior to termination. If termination occurs within two years of a change in control, the full amount of the severance payment is to be paid within ten days of the change in control.

         Upon the early termination of his employment agreement, by us without cause or by Mr. Schneider for "good reason", Mr. Schneider is entitled to receive one-half of his annual salary and one-half of his bonus actually accrued prior to termination, and a pro rata portion of his bonus (which cannot be less than 25% of the bonus that we granted him during the previous fiscal year), payable within six months of termination. In addition, in the event of a change in control, Mr. Schneider is entitled to accelerated vesting of options. If termination occurs prior to December 21, 1999, the severance payment will be paid for an additional six months.

         A "change in control" includes an acquisition of 15% or more of our voting securities by any person, changes in the composition of the Board of Directors, or an approval by the stockholders of a merger, consolidation, reorganization, liquidation, dissolution or sale of all or substantially all of our assets.

         Mr. Agnello resigned as CEO effective upon Mr. Atlas' appointment as CEO in December 1998. We entered into an agreement with Mr. Agnello in December 1998 providing for a one time severance payment of $600,000 in March 1999 and the issuance of 100,000 common stock purchase options at $2.38 per share. His non-competition and non-solicitation agreements have been extended through December 2001.

The 1992 Stock Option and Restricted Stock Plan

         During 1992, the Board of Directors approved, and our stockholders ratified, the adoption of the 1992 stock option and restricted stock plan. The plan provided for a maximum of 600,000 shares of our common stock to be issued to employees, directors and consultants in connection with stock option grants or restricted stock awards.

         During 1994, we granted a total of 268,875 options under the plan, entitling the holders to acquire an equal number of shares of our common stock at an exercise price per share of $2.27 or $2.45. The options vest over a four-year period.

         Effective October 31, 1994, the Board terminated the plan and, accordingly, no additional options or awards will be issued under the plan. At December 31, 1999, 22,625 options remain outstanding.

The 1994 Stock Option Plan

         In 1994, the Board of Directors approved, and our stockholders ratified, the adoption of the 1994 stock option plan. The plan provides for a maximum of 500,000 shares of our common stock to be issued to employees, directors and consultants in connection with stock option grants. Stock options are granted by the Board or a committee appointed by the Board. Each stock option entitles the holder to acquire an equal number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Board and 110% of the fair market value for an employee who owns 10% or more of our common stock. The Board will determine the stock option vesting period and expiration date not to exceed ten years from the date the stock options were granted. At the discretion of the Board, we may make loans to employees in order to enable them to exercise their stock options. The plan also provides for the Board, at its discretion, to accelerate the vesting of all outstanding stock options so that they become fully and immediately exercisable.

         All outstanding options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 1999, 11,200 options remain outstanding.

1995 Stock Option Plan

         In 1995, the Board of Directors adopted our 1995 incentive stock option plan, which was approved by our stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the plan at the annual meeting of stockholders held on June 23, 1999, increasing the number of shares issuable under the plan from 1,700,000 to 2,200,000.

         The Board believes that the plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the plan, options to purchase a maximum aggregate of 2,200,000 shares of our common stock may be granted.

         During 1999, we granted a total of 167,050 options entitling the holder to acquire an equal number of shares of our common stock at exercise prices ranging from $2.63 to $4.00. The options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 1999, 461,986 options remain outstanding.

         The plan is administered by the Board of Directors, which may delegate its powers to a committee of directors. The Board is generally empowered to interpret the plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are granted and determine the number of shares subject to each option and the applicable exercise price. The per share exercise price for incentive stock options and for non-qualified stock options cannot be less than the greater of $4.00 per share or 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an incentive stock option if the optionee owns more than 10% of our common stock). Upon exercise of an option, the optionee may pay the exercise price with previously acquired securities of ours, or at the discretion of the Board, we may loan a portion or all of the purchase price to the optionee.

         Options are exercisable for a term determined by the Board, which cannot be greater than ten years from the date of grant. Options may be exercised only as long as the original grantee maintains a relationship with us which confers eligibility to be granted options, or within three months after termination of such a relationship with us, or for up to one year following death or total and permanent disability. In the event of the termination of the relationship between us and the original grantee for cause, all options granted to that original optionee terminate immediately. In the event of certain changes affecting us, including a change in control, and in the discretion of the Board, each option may become fully and immediately exercisable. Incentive stock options are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative.

         Options granted pursuant to the plan may be designated as incentive stock options, with the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the plan initially provided that the aggregate fair market value (determined at the time an incentive stock option is granted) of the common stock subject to incentive stock options exercisable for the first time by an employee during any calendar year (under all of our plans or those of any of our subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the plan; provided, however, that certain material modifications affecting, and any changes in, the plan must be approved by the stockholders. Any change in the plan that may adversely affect an optionee's rights under an option previously granted under the plan requires the consent of the optionee.

Non-Plan Options

         During 1998, we granted 1,016,500 stock options to certain employees and outside consultants. The options were issued outside the 1995 plan and entitle the holders to acquire an equal number of shares of our common stock at exercise prices ranging from $2.37 to $4.00. The options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 1999, a total of 1,051,504 non-plan options remain outstanding.

1996 Directors Plan

         The 1996 directors plan was adopted by the Board of Directors on January 24, 1996 and approved by the stockholders at the annual meeting of stockholders held on May 14, 1996. This plan provides for the issuance of up to 250,000 stock options to non-employee directors. At the annual meeting of stockholders held on June 24, 1998, the stockholders ratified an amendment to the plan increasing the number of issuable shares to 450,000. The plan is administered by a committee appointed by the Board of Directors and is effective for a period often years from the date it was adopted. The plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

         At December 31, 1999, 341,000 options remain outstanding pursuant to the 1996 directors plan. The ability of a grantee to purchase the common stock under the 1996 directors plan is terminated if his or her service is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the event of death of the grantee. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in our common stock, the committee will adjust the number and kind of shares that may be acquired under the 1996 directors plan. Common stock that may be acquired under the 1996 directors plan may be acquired by the surrender of other shares of common stock owned by a director or the surrender of an unexercised portion of the right to acquire common stock under the 1996 directors plan.

Report on Repricing of Stock Options

         Stock options were granted under the 1994 and 1995 stock option plans to many of our employees from June 1995 through July 1998 with exercise prices ranging from $4.50 to $l1.75 per share. Subsequent to these grants the market price of our common stock suffered a significant decline. In order to ensure that the options previously granted would provide a meaningful incentive to motivate and retain employees, employees were given the opportunity to cancel such options and receive in exchange a like number of options granted as of November 15, 1998 with an exercise price of $4.00 providing for a newly commenced vesting period as of the repricing date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 1999 by: (i) each stockholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each director and executive officer of the company individually, and
(iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, we believe that each of the beneficial owners of the common stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

         We are, as of December 31, 1999, not aware of any individual or group of individuals that is the beneficial owner of more than 5% of our common stock, other than Mr. Agnello, our Chairman and former Chief Executive Officer. Unless otherwise specified, the address of the principal stockholders is Ariel Corporation, 2540 Route 130, Cranbury, NJ 08512.



Directors and Executive Officers                            Number of Shares
                                                           Beneficially Owned          Percentage

Jay H. Atlas                                                   202,500 (1)               1.6 %
Anthony M. Agnello                                             876,000 (2)               6.7 %
Esmond T. Goei                                                  50,000 (3)                *
Edward D. Horowitz                                             100,000 (3)                *
Harold W. Paul                                                  51,000 (4)                *
Charles S. Strauch                                              50,000 (3)                *
Carlos G. Borgialli                                             12,500 (1)                *
John R. Loprete                                                  8,500 (5)                *
Dennis I. Schneider                                             35,000 (1)                *
All officers and directors as a group (nine people)          1,385,500                  10.7 %

*        Less than l%.

(1)      All shares subject to presently exercisable options.
(2)      Includes 175,000 shares subject to presently exercisable options.
(3) All shares beneficially owned by Messrs. Horowitz, Goei, and Strauch reflect options issued in exchange for their services as directors.
(4)      Includes 47,500 shares subject to presently exercisable options.
(5)      Includes 7,500 shares subject to presently exercisable options.

Item 13.  Certain Relationships and Related Transactions

         In June 1998, we entered into an agreement to sell our CSG to Cabletron Systems for approximately $33,500,000 net of amounts paid to engineers and other members of the group which were paid directly to them by Cabletron. As part of the transaction, we paid bonuses to three directors who played an integral role in the transaction. These bonuses included $950,000 to Mr. Agnello, $140,000 to Mr. Coburn and $75,000 to Mr. Ranalli, a director until September 1999. In addition, we paid Mr. Perold a fee of $1,541,673 for his consulting services in the transaction. Mr. Perold was a director at the time he performed these services.

         Paul & Rosen, LLP, a law firm of which Mr. Paul, also one of our directors, is a partner, received fees of approximately $120,000, $124,000 and $75,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These fees were for legal services which it performed on our behalf.

         Mr. Perold, who was a director until the 1999 annual stockholders meeting, has provided us management advisory services. Fees incurred for the years ended December 31, 1998 and 1997 were approximately $450,000 and $218,000, respectively. No fees were incurred for the year ended December 31, 1999. In addition, in December 1998, Mr. Perold received 80,000 immediately exercisable stock options for his management advisory services. Mr. Perold had an outstanding loan of $100,000 owed to us as of December 31,1998, which was repaid in full in January 1999.

         Brown, Coburn & Co., of which Mr. Coburn, one of our directors until September 1999, received fees of $22,000, $156,200 and $88,000 for the years ended December 31, 1999,1998 and 1997 respectively, in connection with investment banking advisory services. In addition, 40,000 stock options previously granted to Mr. Coburn for investment banking advisory services, 20,000 in each of July 1996 and May 1997, vested during 1998.

         In February 1999, we entered into a consulting agreement with GIOS Incorporated to advise our senior management in connection with the installation of new product development process capabilities, including assessing process issues and providing strategic decision support. GIOS was co-founded in September 1998 by Dennis Schneider, our Senior Vice President - Marketing. The agreement provides that Mr. Schneider will represent only our interests during the course of the consulting relationship. Compensation to GIOS under the agreement is $2,000 per day, three days per week for the first month of the agreement, and $1,750 per day for the remainder of the relationship, with specific time commitments to be negotiated by the parties. At December 31, 1999, we had paid approximately $162,000 to GIOS for consulting services.


Item 14.  Exhibits

         (a)

         (1)      Financial Statements Annexed

         (2)      None

                       REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and Stockholders of ARIEL CORPORATION:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of ARIEL CORPORATION and subsidiaries (the Company), as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.




                                                      PricewaterhouseCoopers LLP





February 24, 2000

                                ARIEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----

Current assets:
     Cash and cash equivalents                                                     $7,088,431          $17,996,575
     Accounts receivable, net of allowance for doubtful accounts of $1,019,731
      in 1999 and $1,460,855 in 1998, respectively.                                 3,091,362            3,593,709
     Other receivables                                                                383,676            1,378,781
     Inventories, net                                                               3,303,057            2,857,326
     Prepaid expenses                                                                 775,943              449,691
                                                                                      -------              -------
             Total current assets                                                  14,642,469           26,276,082

Equipment, net of accumulated depreciation and amortization                         1,387,128            1,365,354

Goodwill, intangible and other assets                                               3,787,475            6,040,944
                                                                                  -----------         ------------
              Total assets                                                        $19,817,072         $ 33,682,380
                                                                                  ===========         ============


                      LIABILITIES and STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                              $1,190,807           $2,679,548
     Accrued expenses                                                               3,510,566            5,388,661
     Current portion of long term debt                                              1,895,926            5,480,430
     Current portion of capital-lease obligation                                      126,438                    -
     Royalties payable                                                                 91,210               95,410
                                                                                  -----------         ------------
         Total current liabilities                                                  6,814,947           13,644,049

Capital-lease obligation, net of current portion                                      215,901                    -
Long-term debt                                                                      1,788,985              332,834

Commitments and contingencies  (See Note 12)

Stockholders' equity:
     Preferred stock, $.001 par value:
          Authorized - 2,000,000
          Issued and outstanding - none

     Common stock, $.001 par value:
          Authorized - 20,000,000
          Issued and outstanding -  10,832,597 in 1999 and                             10,833                9,760
               9,760,150 in 1998
     Additional paid-in capital                                                    37,627,809           33,302,342
     Unrealized gain/(loss) on foreign currency translation                          (503,711)              31,272
       Accumulated deficit                                                        (26,137,692)         (13,637,877)
                                                                                 ------------         ------------
         Total stockholders' equity                                                10,997,239           19,705,497
                                                                                  -----------         ------------
         Total liabilities and stockholders' equity                              $ 19,817,072         $ 33,682,380
                                                                                 ============         ============

    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                            For the Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         1999            1998               1997
                                                                         ----            ----               ----
Sales                                                                $11,626,546      $17,445,829       $13,201,916

Cost of goods sold                                                     5,096,014       11,965,220         7,180,241
                                                                     -----------      -----------       -----------

Gross profit                                                           6,530,532        5,480,609         6,021,675

Selling and marketing expenses                                         5,634,070        5,265,542         4,400,786
General and administrative expenses                                    7,312,680        9,710,275         6,145,088
Research and development expenses                                      5,688,414        6,722,905         8,182,584
Restructuring charge                                                     369,528                -           379,454
                                                                     -----------      -----------       -----------
Total operating expenses                                              19,004,692       21,698,722        19,107,912
                                                                     -----------      -----------       -----------
     Loss from operations                                            (12,474,160)     (16,218,113)      (13,086,237)

Gain on sale of assets                                                         -       29,537,896                 -
Interest income                                                          440,477          432,596           333,465
Interest expense                                                        (527,611)      (1,371,970)         (240,450)
Other income                                                              61,479           64,729           231,823
                                                                     -----------      -----------       -----------
     Income / (Loss) before provision for income taxes               (12,499,815)      12,445,138       (12,761,339)

Provision for income taxes                                                     -          368,632                 -
                                                                     -----------      -----------       -----------
     Net Income / (Loss)                                             (12,499,815)      12,076,506       (12,761,399)

--------------------------------------------------------------------------------------------------------------------
Other comprehensive income:

     Foreign currency translation adjustments                           (534,983)          31,272                 -
                                                                    ------------      -----------      ------------
Comprehensive Income / (Loss)                                       $(13,034,798)     $12,107,778      $(12,761,399)
                                                                    ============      ===========      ============
-------------------------------------------------------------------------------------------------------------------
Basic and Diluted Per Share Data:

     Weighted average number of common
           shares outstanding - Basic                                  9,843,402        9,652,664         9,161,758
                                                                    ============      ===========      ============
     Earnings/(Loss) per share - Basic                              $      (1.27)     $      1.25      $      (1.39)
                                                                    ============      ===========      ============
     Weighted average number of common
         Shares outstanding - Diluted                                  9,843,402       10,843,215         9,161,758
                                                                    ============      ===========      ============
     Earnings/(Loss) per share - Diluted                            $      (1.27)     $      1.11      $      (1.39)
                                                                    ============      ===========      ============


    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997


                                                                            Unrealized     Unearned      Retained
                                                                Additional  Gain/(Loss)  Compensation    Earnings         Total
                                               Common Stock      Paid-In    on Currency   related to   (Accumulated
                                               Stockholders'
                                                                                            Stock
                                              Shares    Amount    Capital   Translation    Options       Deficit)        Equity
                                              ------    ------    -------   -----------    -------       -------         ------

Balance at December 31, 1996                8,949,975    8,950   29,321,748         --    (178,819)   (12,952,984)     16,198,895

Issuance of common stock in
      connection with exercise of
      259,275 common stock options            259,275      260    1,036,407         --          --             --       1,036,667
Issuance of common stock in
      connection with exercise of 25,000
      common stock purchase warrants           25,000       25       67,975         --          --             --          68,000
Value of common stock warrants
      in connection with debt financing                             321,808         --          --             --         321,808
Costs incurred in connection with
      the issuance of common stock                 --       --      (20,396)        --          --             --         (20,396)
Unearned compensation related to
      Stock Options                                --       --      221,638         --    (221,638)            --              --
Amortization of unearned compensation              --       --           --         --     289,638             --         289,638
1997 Net Loss                                      --       --           --         --         ---    (12,761,399)    (12,761,399)
                                            ---------  -------  -----------  ---------   ---------    -----------     -----------
Balance at December 31, 1997                9,234,250    9,235   30,949,180         --    (110,819)   (25,714,383)      5,133,213

Issuance of common stock in
      connection with exercise of
      425,900 common stock options            425,900      425    1,828,115         --          --             --       1,828,540
Issuance of common stock in
      connection with exercise of 100,000
      common stock purchase warrants          100,000      100      271,900         --          --             --         272,000
Costs incurred in connection with
      the issuance of common stock                 --       --      (49,128)        --          --             --         (49,128)
Unearned compensation related to
      Stock Options                                --       --      302,275         --    (302,275)            --              --
Amortization of unearned compensation              --       --           --         --     413,094             --         413,094
Unrealized gain/(loss) on currency translation     --       --           --     31,272          --             --          31,272
1998 Net Income                                    --       --           --         --          --     12,076,506      12,076,506
                                            ---------  -------  -----------  ---------   ---------   -----------     ------------
Balance at December 31, 1998                9,760,150    9,760   33,302,342     31,272          --    (13,637,877)     19,705,497

Issuance of common stock in
      connection with exercise of
      866,364 common stock options            866,364      867    3,728,979         --          --             --       3,729,846
Issuance of common stock in
      connection with exercise of 206,083
      common stock purchase warrants          206,083      206      264,794         --          --             --         265,000
Costs incurred in connection with
      the issuance of common stock                 --       --      (48,869)        --          --             --         (48,869)
Value of common stock warrants
      in connection with debt financing            --       --      380,563         --          --             --         380,563
Unrealized gain/(loss) on currency translation     --       --           --   (534,983)         --             --        (534,983)
1999 Net Loss                                      --       --           --         --          --    (12,499,815)    (12,499,815)
                                           ----------  -------  -----------  ---------    --------   ------------    ------------
Balance at December 31, 1999               10,832,597  $10,833  $37,627,809  $(503,711)   $     --   $(26,137,692)   $ 10,997,239
                                           ==========  =======  ===========  =========   =========   ============    ============


    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Years Ended December 31,
                                                        --------------------------------------------------
                                                               1999             1998              1997
                                                               ----             ----              ----

Cash flows from operating activities:
Net income / (loss)                                     $ (12,499,815)    $ 12,076,506     $ (12,761,399)
Adjustments to reconcile net loss to net cash used in
          operating activities:
      Depreciation and amortization                           932,409        1,265,801         1,143,287
      Amortization of goodwill and intangibles              1,010,677           92,105                 -
      Amortization of discount on royalties payable                 -                -             2,998
      Acquired in process research and development                  -          297,330                 -
      (Gain) / Loss on sale of assets                          60,911      (29,537,896)                -
      Loss on sale of marketable securities                         -                -            12,812
      Amortization of debt issuance costs                     122,988           64,719            66,870
      Provision for doubtful accounts                         546,144          851,415            30,000
      Provision for inventory obsolescence                    265,421        2,293,500           160,000
      Non-cash compensation expense                                 -          413,094           289,638
 (Increase) decrease in assets:
        Accounts receivable                                   (69,335)      (2,813,966)        1,773,918
        Other receivables                                     545,883         (522,361)          116,713
        Inventories                                          (729,945)      (1,700,796)         (167,938)
        Other assets                                          (65,267)         (34,176)         (309,288)
 Increase (decrease) in liabilities:
        Accounts payable and accrued expenses              (2,683,382)       1,062,523          (770,981)
        Royalties payable, related parties                     (4,200)          15,676           (14,322)
        Notes payable                                               -                -          (154,021)
                                                          -----------      -----------       -----------
          Net cash (used in) operating activities         (12,567,511)     (16,176,526)      (10,581,713)
                                                          -----------      -----------       -----------

Cash flows from investing activities:
     Proceeds from sale of assets                                   -       31,348,753                 -
     Proceeds from the sale and maturity of investments             -                -         5,993,634
     Acquisition of businesses (net of cash acquired)               -       (3,340,122)
    Purchase of equipment                                    (593,851)        (724,032)       (1,444,057)
                                                          -----------      -----------       -----------
Net cash provided by (used in) investing activities          (593,851)      27,284,599         4,549,577
                                                          -----------      -----------       -----------

Cash flows from financing activities:
   Proceeds from debt financing                                     -        4,500,000         3,000,000
   Proceeds from exercise of common stock options
       and warrants, net of expenses                        4,326,540        2,051,412         1,084,270
   Principal payments on capital lease obligations            (25,261)               -                 -
   Principal payments on debt                              (2,085,316)      (2,308,774)                -
                                                          -----------      -----------       -----------
          Net cash provided by financing activities         2,215,963        4,242,638         4,051,417
                                                          -----------      -----------       -----------

Effect of exchange rate changes on cash                        37,255                -                 -

Net increase (decrease) in cash                           (10,908,144)      15,350,711        (1,980,719)
   Cash and cash equivalents, beginning of year            17,996,575        2,645,864         4,626,583
                                                          -----------      -----------       -----------

   Cash and cash equivalents, end of period               $ 7,088,431    $  17,996,575     $   2,645,864
                                                          ===========    =============     =============


     The accompanying notes are integral parts of the financial statements.

                                ARIEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Business Description:

         Ariel Corporation (the "Company") is a technology company that has historically had digital signal processing (DSP) as its core strength. DSP is an enabling technology driving rapidly growing technology markets such as Remote Access Service and Internet Service Providers ("ISPs").

         The Company has incurred substantial operating losses and had an accumulated deficit of $26,137,692 at December 31, 1999. It expects to have operating losses and a growing accumulated deficit in the future. If the Company does not successfully execute its business strategy in the ISP and Original Equipment Manufacturers (OEM) Markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet the Company's anticipated operating needs for 2000. However, the Company believes its existing cash and cash equivalents together with the proceeds from the sale of securities in the first quarter of 2000 (See Note 18) will be sufficient to meet its presently anticipated cash needs through the end of 2000. Even if the Company's cash requirements vary from those now planned, management believes that its sources of liquidity are sufficient to continue operations through the end of 2000. However, if necessary, the Company may delay or eliminate some expenditures and planned operations may be scaled back or the Company may need to raise additional funds to meet obligations. We would seek to raise such amounts through a variety of options including borrowings, proceeds from equity financing and scaling back operations. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the years ended December 31, 1999, 1998, and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

         Revenue is derived from the sale of hardware and software products for use in DSP Original Equipment Manufacturers ("OEM"), Internet Service Providers and Data Communications applications. The Company recognizes the sale of a product at the time the product is shipped to the customer and when both the collection of the resulting receivable is probable and no significant vendor and/or post-contract customer support obligations remain.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance applying generally accepted accounting principles for revenue recognition in financial statements. The Company has completed its preliminary evaluation of SAB 101 and does not believe it will have a material effect on the Company's historical results of operations or financial position.

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

Inventories

         Inventories are stated at lower of cost or market using the average cost method. The Company computes inventory reserves using the specific identification method based upon an estimate of future customer product orders.

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

Goodwill and Intangible Assets

         Purchased technology and other intangible assets are recorded at cost and are amortized on a straight-line basis over five years. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over 5 years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is based on the fair value of the asset.

         At each balance sheet date, the Company reviews recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the goodwill, and recognizes any impairment on the basis of such comparison.

Other Assets

         Other assets include deferred financing costs associated with debt financing which are stated at cost. Amortization of deferred financing costs is on a straight-line basis over the life of the debt agreement.

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

Software Development Costs

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

Earnings Per Share Data

         The Company adopted SFAS No. 128, "Earnings per Share", in 1997. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share has been calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. Option prices ranged from $2.12 to $10.63 per share for the twelve month period. These options, which expire on various dates ranging from October 1, 2004 through November 15, 2009, were still outstanding as of December 31, 1999.

         A reconciliation of the weighted average number of common shares outstanding to common shares outstanding assuming dilution is as follows:

                                                      Twelve Months Ending
                                                       December 31, 1998
                                                      --------------------
        Weighted Average Common Shares Outstanding         9,652,664
                   Options Assumed to be Exercised         2,411,736
   Shares Acquired using the Treasury Stock Method        (1,221,185)
                                                          ----------
      Common Sharers Outstanding Assuming Dilution        10,843,215
                                                          ==========

         The exercise of such potentially dilutive common shares has not been assumed for the years ended December 31, 1997 and 1999 since the result is antidilutive. Options and warrants to purchase 508,097 shares of common stock were outstanding as of December 31, 1998 but were not included in the computation of diluted earnings per share because the options and warrants exercise price were greater than the average market price of the Company's common stock.

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

Advertising / Marketing

         Advertising and Marketing costs are expensed as incurred and amounted to $1,102,211, $703,625, and $913,199 for the years ended December 31, 1999,
1998 and 1997, respectively.

Supplemental Cash Flow Information

         Interest paid for the years ended December 31, 1999, 1998 and 1997 was $549,411, $1,362,978, and $144,258, respectively. Income taxes paid in 1998 were $342,110. No income taxes were paid in 1999 and 1997.

         Excluded from the statements of cash flows were $62,273 and $72,665 of equipment purchases which were included in accounts payable and accrued expenses at December 31, 1998 and 1997. There were no such purchases accrued as of December 31, 1999.

         The Company incurred capital lease obligations of $351,195 during 1999. There were no capital lease obligations incurred in 1998 and 1997.

         Also see Notes 12 and 14 for additional non-cash transactions in connection with the issuance of shares of common stock in consideration for services rendered and the discount related to royalties payable to related parties.

Adoption of Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full-set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior-period financial statements. There were no items classified as other comprehensive income for the year ending December 31, 1997.

The following table sets forth a reconciliation and the components of comprehensive income for the years ended:

                                                                   December 31, 1999             December 31, 1998
                                                                   -----------------             -----------------

                                         Net Income / (loss)         ($12,499,815)                  $12,076,506
               Other comprehensive income/(loss):
     Unrealized gain/(loss) on foreign currency translation              (534,983)                       31,272
                                                                      ------------                  -----------
                                       Comprehensive income          ($13,034,798)                  $12,107,778
                                                                      ============                  ===========

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. On September 1, 1998 the Company sold the assets of the CSG to Cabletron Systems, Inc. Operating expenses for the CSG were approximately $2,309,430 and $4,093,756 for the years ending December 31, 1998 and 1997, respectively. As of December 31, 1998 the Company had no segments that qualified for reporting under SFAS No. 131.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Among other provisions, SOP 98-1 requires that entities capitalize certain internal use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998; therefore, the Company adopted these provisions as of January 1, 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We currently do not hedge foreign currency denominated transactions. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to be material to the Company's operations.

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

     Valuation of the intangible assets acquired was determined by an independent appraisal company and consists of purchased in-process research and development (IPR&D), proven technology and an assembled workforce. The purchase price exceeded the estimated fair value of tangible and intangible assets acquired by $4,419,284 which was recorded as goodwill.

     The table below is an analysis of the purchase price allocation:

         Cash                                                         $3,080,073

         Direct Acquisition Costs                                        308,957

         SCii liabilities assumed, including estimated
          contingent liabilities                                       3,686,527
                                                                     -----------

                                            Total Purchase Price      $7,075,557
                                                                      ==========

         Estimated Fair Value of Tangible Assets Acquired              1,344,523

         Estimated Fair Value of IPR&D                                   297,330

         Estimated Fair Value of Indentifiable intangible assets       1,014,420

         Goodwill                                                      4,419,284
                                                                     -----------

                                            Total                     $7,075,557
                                                                      ==========

     Management, based upon an independent appraisal, estimated that $297,330 of the purchase price represents the fair value of purchased IPR&D that had not yet reached technological feasibility and has no alternative future use. The amount allocated to IPR&D was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. The Company is using acquired in-process research and development in the area of mid-range ISDN remote access technology which it believes will broaden the Company's product line over the next several years.

     The identifiable intangible assets of $1,014,420 included in the purchase price allocation set forth above are comprised of proven technology with appraised fair value of $926,970 and an assembled workforce with an appraised fair value of $87,450, which will have estimated useful lives of five years. The remaining unallocated purchase price represents goodwill, which is being amortized over five years. During 1999, intangibles were reduced by approximately $600,000 related to revisions of estimates for contingent liabilities.

     The Company is currently pursuing legal action against the former owner of SCii. The amount, if any, resulting from a settlement from litigation or arbitration would serve to reduce the purchase price when realized.

4. Inventories:

     Due to the introduction of the Company's new product line, the RS4200, in the fall of 1999, the Company anticipates reduced demand for its RS2000 product. The Company plans to initiate reduced pricing in an effort to sell the remaining RS2000 inventory of approximately $1,500,000 on hand at December 31, 1999. As a result, reserves of $195,000 were recorded at December 31, 1999.

     In 1998, due to reduced demand from several major customers of the Company's T1/Modem, T1-Modem+ and RS10000 products, reserves of $2,270,000 were recorded. Approximately $1,500,000 of material related to these products was consumed during the twelve months ending December 31, 1999. Amounts on hand of approximately $1,400,000 as of December 31, 1999 are fully reserved.

         Inventories, net of allowance, consists of the following:

                                                   December 31,
                                               1999            1998
                                               ----            ----
         Component materials                 $371,821       $1,040,115
         Work-in-progress                     814,923        1,536,870
         Finished goods                     2,116,313          280,341
                                           ----------        ---------
                                           $3,303,057       $2,857,326
                                           ==========       ==========

The following table sets forth the activity in the Company's inventory reserves:

January 1, 1997                                         $  147,495
Additions charged to costs and expenses                    160,000
Net write-offs                                             (50,656)
                                                       -----------
December 31, 1997                                          256,839

Additions charged to costs and expenses                  2,293,500
Additions due to valuation of assets acquired              135,923
Net write-offs                                            (326,267)
                                                       -----------
December 31, 1998                                        2,359,995

Additions charged to costs and expenses                    265,421
Net write-offs                                            (498,545)
                                                       -----------
December 31, 1999                                      $ 2,126,871
                                                       ===========


5. Equipment:

      Equipment consists of the following:
                                                              December 31,
                                                          1999           1998
                                                          ----           ----
      Computer and other equipment                  $ 3,391,195     $ 2,694,876
      Computer software                                 933,483         770,719
      Office equipment and furniture and fixtures       654,502         803,328
      Vehicles                                           89,972          89,972
      Loaner equipment                                  183,014         220,726
      Leasehold improvements                            191,471         185,906
                                                    -----------     -----------
                                                      5,443,637       4,765,527
      Less, accumulated depreciation and
      amortization                                  (4,056,509)      (3,400,173)
                                                    -----------     -----------
                                                    $ 1,387,128     $ 1,365,354
                                                    ===========     ===========

         Depreciation expense was $932,409, $1,265,801 and $1,143,287 during 1999, 1998 and 1997 respectively. 1999 expenses included approximately $29,000 of depreciation for equipment acquired under capital lease. There was no depreciation incurred for items under capital leases in 1998 and 1997.

6. Goodwill, Intangible and Other Assets

         Goodwill, intangible and other assets consist of the following:
                                                               December 31,
                                                            1999         1998
                                                            ----         ----
         Goodwill and Intangible Assets, net of
          accumulated amortization of $1,102,782
           and $92,105 in 1999 and 1998 respectively     $3,098,889   $5,341,599

         Other Assets                                       688,586      699,345
                                                         ----------   ----------
                                                         $3,787,475   $6,040,944
                                                         ==========   ==========

         Amortization expense was $1,010,677 and $92,105 for the years ended December 31, 1999 and 1998, respectively.

7.       Accrued Expenses:

         Accrued expenses consists of the following:
                                                               December 31,
                                                         1999            1998
                                                         ----            ----
         Salaries, severance and related benefits   $  1,203,579       1,883,005
         Professional fees                                28,206       1,251,424
         Commissions                                     109,167         112,448
         Interest payable                                 80,520         102,321
         Inventory purchases                           1,611,918         926,366
         Contingent liabilities                          163,580         612,128
         Due to factor                                         -         117,500
         Warranty reserves                               148,491         136,706
         Other                                           165,105         246,763
                                                      ----------      ----------
                                                      $3,510,566      $5,388,661
                                                      ==========      ==========

         Included in salaries and related benefits in 1998 is $600,000 related to an employee termination agreement which was paid in March of 1999.

8. Credit Facility

         The Company maintains a credit facility with Transamerica Business Credit Corporation's Technology Finance Division, of Farmington, Connecticut. Currently the Company has a five-year, $3 million term loan and a $4 million revolving credit facility ("Revolver"). As of December 31, 1999, there was $2,293,973 outstanding under the term loan and $1,199,837 under the Revolver.

         The Company took down the term loan on June 12, 1997 when it signed the agreement. Term loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 1999, 1998 and 1997 the interest rates in effect on the term loan were 12.230%. 12.099% and 11.660%, respectively.

         The Revolver provides for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. Amounts drawn under the Revolver mature on June 12, 2000 and are secured by accounts receivable and inventory. It can be renewed for two additional one year periods. Eligibility is computed monthly and amounts drawn that are not supported by the formula are to be repaid at that time. The Revolver balance is reflected as a current liability on the balance sheet. The interest rate in effect under the Revolver is based on the prime rate plus 2.50% and is payable monthly in arrears.

         In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

         In 1997 the Company incurred financing costs of $576,234 associated with the completion of the credit facility, which are being amortized over the life of the loan. Additional financing costs of $380,562 were recorded in 1999 as consideration for waivers and amendments to certain financial covenants. There were no financing costs incurred during 1998.

         Amortization expenses for the years ended December 31, 1999, 1998 and 1997 were $122,988, $64,719 and $66,870, respectively.

         On October 18, 1999 the Company executed an amendment to the credit agreement that substantially reduces the amended financial covenants that the Company must be in compliance with as of and for the year ending December 31, 1999. The only financial covenants that the Company is now required to comply with are as follows:
o As of December 31, 1999, working capital shall be no less than $2,000,000.
o The ratio of current assets to current liabilities shall not be less than 1.25 to 1.00.
o Tangible net worth shall not be less than $2,000,000.
o Gross profit margins for the year ending December 31, 1999 shall not be less than 35%.

    The amendment also eliminates financial covenants thereafter. As of December 31, 1999 the Company is in compliance with these covenants.

         Based on the Company's currently available borrowing rate of 11.50% for bank loans with similar terms and maturities, the fair value of long-term debt at December 31, 1999 is approximately $1,415,000. The Company believes the fair value of this financial instrument approximated its carrying value at December 31, 1998.

Total debt as of December 31, 1999 consisted of the following:


                                             Short Term Debt         Long Term Debt       Total Debt
                                             ---------------         --------------       ----------


       Transamerica Revolver                   $1,199,837                $    --        $ 1,199,837
       Transamerica Term Note                     504,988              1,788,985          2,293,973
       COFACE Credit                              171,144                     --            171,144
       Bank Nationale de Paris                     14,586                     --             14,586
       ANVAR                                        5,371                     --              5,371
                                               ----------             ----------         ----------
                                               $1,895,926             $1,788,985         $3,684,911
                                               ==========             ==========         ==========




         Total debt as of December 31, 1998 consisted of the following:
                                            Short Term Debt          Long Term Debt     Total Debt
                                            ---------------          --------------     ----------
       Transamerica Revolver                  $ 2,500,000              $      --        $ 2,500,000
       Transamerica Term Note                   2,684,009                     --          2,684,009
       COFACE Credit                              210,945                178,541            389,486
       Bank Nationale de Paris                      4,117                113,487            117,604
       ANVAR                                       46,600                     --             46,600
       Other Obligations                           34,759                 40.806             75,565
                                              -----------              ---------        -----------
                                              $ 5,480,430              $ 332,834        $ 5,813,264
                                              ===========              =========        ===========

         The balance remaining as of December 31, 1999, on a $3,000,000 Term Loan from Transamerica is payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997.
         Acquired foreign debt of $191,101 is current and consists of three notes with various institutions and interest rates ranging from 5.19% to 9.7%. Payments are monthly or due at the end of the term with the last payment due November 30, 2000.

         Principal payments on debt are as follows:

                                        For the Years Ended December 31,
                                        --------------------------------
2000.................................            $ 1,895,926
2001.................................                568,917
2002.................................              1,220,068
2003.................................                   ----
2004.................................                   ----
Thereafter...........................                   ----
                                                 -----------
Total................................            $ 3,684,911
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

10. Income Taxes:

         The Company's income tax expense and benefits consists of the following:
                                                        Years Ended
                                                        December 31,
                                          -------------------------------------
                                            1999         1998           1997
                                            ----         ----           ----
         Current:
                  Federal                 $   ---      $359,265        $  ---
                  State                       ---      $  9,367           ---
                                          -------      --------        ------
                                              ---      $368,632           ---
                                          -------      --------        ------
         Deferred:
                  Federal                     ---         ---             ---
                  State                       ---         ---             ---

                                              ---         ---             ---
                                          -------         ---             ---
         Income Tax Expense/(Benefit)     $     0     $368,632         $    0
                                          =======     ========         ======

         The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                          For the Years Ended December 31,
                                                                          --------------------------------
                                                                           1999          1998        1997
                                                                           ----          ----        ----
     United States federal statutory tax rate                               (34)%          34%        (34)%
     Benefit of net operating loss carryforward                             ---           (36)        ---
     Increases resulting from state income taxes, net of federal benefit    ---           ---          (6)
     Accounting losses for which deferred tax benefit cannot be
        currently recognized                                                 24           ---          39
     Foreign losses for which deferred tax benefit cannot be
        currently recognized                                                  9             2         ---
     Other                                                                    1           ---           1
     Alternative Minimum Tax                                                ---             3
                                                                         ------         -----      ------
         Effective tax rate                                                 ---%            3%        ---%
                                                                         ======         =====      ======

         The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the Company's net deferred tax assets for financial reporting purposes are as follows:

                                                                             December 31,
                                                                    --------------------------
                                                                           1999         1998
                                                                           ----         ----
         Deferred tax assets:
               Accounts receivable                                  $    314,343    $  386,897
               Inventory                                                 806,707       906,782
               Accrued expenses                                          191,524       889,762
               Net operating loss carryforward                         8,107,292     4,269,291
               Foreign capital loss carryforward                           5,807         6,786
               Foreign net operating loss carryforward                 1,510,367     1,199,912
               Research and development tax credits                    1,780,391     1,222,342
               Depreciation                                              167,899       170,599
               AMT Credit                                                337,799       318,819
                                                                    ------------    ----------
               Total                                                  13,222,129     9,371,190
         Valuation allowance                                         (13,222,129)   (9,371,190)
                                                                    ------------    ----------
                          Net                                       $          0    $        0
                                                                    ============    ==========

         At December 31, 1999 the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $34,100,000 and $930,000, respectively, which expire in the years 2005 through 2019. At December 31, 1999 the Company had available net operating loss carryforwards and research and development credits for state income tax purposes approximately $34,820,000 and $850,000, respectively, which expire in the years 2003 through 2006. The tax benefits related to approximately $13,600,000 of the federal and state net operating losses at December 31, 1999, relate to stock option deductions and will be credited to additional paid-in capital if recognized. At December 31, 1999, the Company had available federal AMT credits of approximately $338,000 that will carryforward indefinitely. The timing and manner in which the net operating loss carryforwards and credits may be utilized to reduce future taxable income, if any, may be limited by Internal Revenue Code Section 382.

         At December 31, 1999, the Company had available net operating loss carryforwards for foreign income tax purposes of $4,020,000 of which approximately $3,860,000 expires in the years 2002 through 2004. Approximately $160,000 of the foreign net operating loss carryforwards will carryover indefinitely. At December 31, 1999, the Company had available foreign capital loss carryforwards of $30,000 which expire in the year 2006.

11.      Employee Benefit Plans:

         Effective January 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 50% of a participant's contribution up to a maximum of 3% of gross salary. Company contributions vest after four years of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended December 31, 1999, 1998 and 1997 was $120,411, $163,106, and $192,656, respectively.

     The Company also maintains a profit sharing plan for the benefit of its employees. Contributions are determined at the discretion of the Company up to a limit of 15% of the total compensation of eligible employees, as defined. No contributions were made for 1999, 1998 or 1997.

12. Commitments and Contingencies:

     In December 1998, the Company's subsidiary, SCii, (See Note 3), received an assessment for taxes, penalties and interest as a result of an audit of the subsidiary's 1995 tax return. 1996 and 1997 are currently under audit and additional assessments are anticipated. The subsidiary has also received notices of additional customs taxes and related penalties and interest due to the French government.

     The Company has contested the 1995 assessment and intends to contest any future assessments to the extent the Company believes they are erroneous. The Company also intends to fully pursue indemnification of claims against its acquired subsidiaries as provided for in the acquisition agreement.

     However, as the Company believes that some assessment related to these issues is probable, contingent liabilities of $163,580 and $612,128 were recorded as of December 31, 1999 and 1998, respectively.

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

     The Company leases office space for its corporate headquarters under an operating lease which expires in January 2001. The lease provides for annual minimum lease payments during the first year of $300,000, increasing annually thereafter by $7,500. The lease also provides for the Company to pay a portion of common area costs as defined. The Company has two five-year options to renew the lease at terms as defined based upon fair market value. In addition, $125,000 is held in escrow to be applied to future rental payments. Such amount is classified as a long-term prepayment. The Company also paid a $200,000 security deposit relating to this lease. Additionally, the Company has a lease on office space in Paris, France which expires June 30, 2007, Fareham England which expires in December 31, 2000, and Dortmund Germany which expires July 1, 2003. The Company also has certain property and equipment under capital leases. Future minimum lease payments under all leases at December 31, 1999 are as follows:

    For the Year Ending December 31,          Operating Leases    Capital Leases
    --------------------------------          ----------------    --------------

    2000                                             528,950            148,465
    2001                                              82,224            132,060
    2002                                              19,489             99,045
    2003                                               6,218                 --
                                                   ---------           --------
    Total                                          $ 636,881            379,570
                                                   =========
    Less amounts representing interest                                  (37,231)
                                                                       --------
    Obligations under capital leases                                    342,339
    Less current portion                                               (126,438)
                                                                       --------
                                                                       $215,901
                                                                       ========

 Rent expense for the years ended December 31, 1999, 1998 and 1997 was $598,138, $734,651, and $674,004, respectively.

Legal Contingencies
         On June 8, 1999, we received a letter from legal counsel representing Dr. Brent Townshend notifying the Company that Dr. Townshend believes that modem products which comply with the V.90 standard necessarily practice the inventions claimed in his patents. Dr. Townshend alleges that products which incorporate a modem and modem chipset acquired from a supplier that has not itself entered into a license agreement with Dr. Townshend would also fall within the claims of the patents. The letter included an offer to enter into a license agreement under Dr. Townshend's patents. The letter also states that should legal action to enforce patent rights be required, the offered terms in the license may be different. No liability has been recorded for this matter as the ultimate outcome is not currently determinable, however, management believes that the outcome of this matter will not have a material adverse effect upon our business, financial condition and results of operations.

13. Segment Data

     Segments are comprised of European and North American operations. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2 of the Company's Form 10K. Segment profit includes operating expenses directly attributable to the segment including administrative, selling, marketing, research and development costs and taxes.

     On November 23, 1998 the Company acquired all of the outstanding stock of SCii Telecom, SA, in Paris France and during 1999 the Company established Ariel Deutschland, GmbH, a wholly owned German subsidiary. As a result, the Company now reports segments on a geographic basis. European operations did not qualify as a reportable segment as of December 31, 1998, therefore, there is no comparable segment information presented.

     Summary information by segment as of and for the twelve months ending December 31, 1999 is as follows:

                                                               For the twelve
               NORTH AMERICA:                                   months ending
                                                              December 31, 1999
                                                              ------------------
               Revenues from external customers                  $ 11,229,081
               Intersegment revenues                                   19,318
               Net segment  (loss)                                 (9,918,643)
               Depreciation and amortization expense                  843,693
               Interest income and (expense), net                     (76,349)
               Segment assets                                      16,759,363


               EUROPE:
               Revenues from external customers                  $    397,465
               Intersegment revenues                                      -0-
               Net segment  (loss)                                 (2,577,618)
               Depreciation and amortization expense                1,099,393
               Interest income and (expense), net                     (10,785)
               Segment assets                                       3,057,709
                  A reconciliation of the Company's segment losses to the corresponding consolidated amounts for the twelve months ending December 31, 1999 is as follows:

                   Segment profit / (loss)                      ($ 12,496,261)
                   Margins  on intersegment revenues                   (3,554)
                                                                -------------
                   Net loss                                      ($12,499,815)
                                                                =============


14. Share Rights Plan

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

15. Related Party Transactions:

Legal

         The Company's outside legal counsel owns shares of the Company's common stock and is a member of the Company's Board of Directors. Total legal fees paid to this outside attorney for the years ended December 31, 1999, 1998 and 1997 were approximately $120,000, $124,000, and $75,000, respectively.

Management Advisory Services

         A director and former executive officer of the Company was paid $54,166 for management consulting services consisting primarily of supporting our efforts to raise additional capital in the year ending December 31, 1999.

         A director of the Company, has provided management advisory services to the Company since 1995. Fees incurred for the years ended December 31, 1998, and 1997 were approximately $450,000 and $218,000, respectively. In December 1998, the Company entered into a termination agreement with this director as a result, no such fees were incurred in 1999.

         In addition, this director received a stock option grant of 80,000 options for management advisory services on December 31, 1998 which vested at the grant date. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's DSLAM unit as disclosed in note 9. This director also had an outstanding receivable of $100,000 to the Company as of December 31, 1998. This amount was repaid to the Company in January 1999.

Investment Banking Services

         A director of the Company, has provided investment banking advisory services to the Company since 1996. Fees and expenses incurred for the years ended December 31, 1999, 1998 and 1997 were approximately $22,000, $156,200, and $88,000, respectively. In addition, this director received a stock option grant of 40,000 options dated July 30, 1996 that vested 25% on July 30, 1996, 25% July 30, 1997 and 50% July 30, 1998 as well as an additional stock grant of 40,000 options dated May 1, 1997 that vested 50% on the effective date and 50% on May 1, 1998. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's DSLAM unit as disclosed in note 9.

Program Management Services
         In February 1999, we entered into a consulting agreement with GIOS Incorporated to advise our senior management in connection with the installation of new product development process capabilities, including assessing process issues and providing strategic decision support. GIOS was co-founded in September 1998 by Dennis Schneider, our Senior Vice President - Marketing. The agreement provides that Mr. Schneider will represent only our interests during the course of the consulting relationship. Compensation to GIOS under the agreement is $2,000 per day, three days per week for the first month of the agreement, and $1,750 per day for the remainder of the relationship, with specific time commitments to be negotiated by the parties. At December 31, 1999, we had paid approximately $162,000 to GIOS for consulting services.

16. Sales:

       Sales by geographic area are as follows:

                                           For the years ended December 31,
                                      -----------------------------------------
                                          1999          1998            1997
                                          ----          ----            ----
       United States                  $10,459,550   $15,720,887    $ 12,035,000
       Export & Subsidiary Sales:
         Europe                         1,042,900     1,494,271         640,739
         Asia                              17,997       131,023         195,969
         Other                            106,099        99,648         330,208
                                       ----------   -----------    ------------
                                       11,626,546   $17,445,829    $ 13,201,916
                                       ==========   ===========    ============

         During 1999 three customers accounted 22%, 12% and 11% of sales respectively. Combined, these customers comprised 45% of sales in 1999. During 1998, one customer accounted for 25% of the Company's sales. That customer accounted for less than 3% of sales in 1997. Two other customers accounted for a combined 27% and 19% of total Company sales during 1998 and 1997, respectively.

The following table sets forth the activity in the Company's allowance for doubtful accounts:

January 1, 1997                                                  $ 212,678
Additions charged to costs and expenses                             30,000
Net write-offs                                                     (70,044)
Net recoveries                                                      14,812
                                                                ----------
December 31, 1997                                                  187,446

Additions charged to costs and expenses                            851,415
Additions due to assets acquired                                   486,688
Net write-offs                                                     (64,694)
Net recoveries                                                           -
                                                                ----------
December 31, 1998                                                1,460,855

Additions charged to costs and expenses                            546,144
Net write-offs                                                    (990,518)
Net recoveries                                                       3,250
                                                                ----------
December 31, 1999                                               $1,019,731
                                                                ==========


17. Stock Option and Restricted Stock Awards:

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

         Effective October 31, 1994, the Board terminated the 1992 Plan and, accordingly, no additional Options or Awards will be issued from the 1992 Plan. As of December 31, 1999, 22,625 options remain outstanding.

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

         All outstanding options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1999, 11,200 options remain outstanding.

The 1995 Stock Option Plan

         The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the 1997 annual meeting of stockholders held on June 13, 1997, increasing the number of shares issuable under the Plan from 600,000 to 1,200,000. On June 24, 1998, the stockholders ratified an amendment to the Plan , increasing the number of shares issuable under the Plan from 1,200,000 to 1,700,000. On June 23, 1999 the stockholders ratified another amendment to the Plan, increasing the number of shares issuable under the Plan from 1,700,000 to 2,200,000.

         The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,700,000 shares of the Company's common stock may be granted.

         At various times during 1999, the Company granted a total of 167,050 options which entitles the holder to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $2.63 to $4.00. The options vest over periods ranging from immediate up to four years and expire in ten years. At December 31, 1999, 461,986 options remain outstanding.

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

Non-Plan Options

         During 1999, the Company granted 258,000 stock options to certain employees. Such options were issued outside the 1995 Plan and entitle the holders thereof to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $2.31 to $2.81. Such options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 1999, a total of 1,051,504 non-plan options remain outstanding.

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

         341,000 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number of kind and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

         The Company applies APB No.25, "Accounting for Stock Issued to Employees", and related interpretations for stock options issued to employees in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for stock options granted to directors and outside consultants. During 1998 and 1997, the Company recorded a total of approximately $302,275, and $221,638, respectively, of unearned compensation related to options granted to directors and consultants. These amounts are being amortized over the period of benefit, resulting in a $413,094 and, $289,638 charge to operations for the years ended December 31, 1998 and 1997, respectively. No such charges were recorded during 1999. The exercise price for all stock options issued to employees and non-employees during 1998 and 1997 was equal to the market price of the Company's stock at the date of grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, the Company's net loss basic and diluted loss per share would have resulted in a reduction in the net loss during 1999 due to significant number of forfeited options, as shown in the table below. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                       December 31,
                                                       ------------
                                         1999             1998              1997
                                         ----             ----              ----
Risk-free interest rate                 6.08%            4.70%             6.40%
Expected life                       3.4 years        4.1 years         4.3 years
Expected volatility                       86%              80%               65%
Expected dividends                       None             None              None


         Net income/(loss) and basic and diluted earnings/(loss) per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:


                                                            For the years ended December 31,
Net income/(loss):                                     1999             1998           1997
                                                       ----             ----           ----

    As reported                                  ($12,499,815)      $12,076,506    ($ 12,761,399)
    Pro forma                                    ($11,776,096)      $ 9,285,433    ($ 13,857,020)

Basic Earnings/(Loss) per share:
    As reported                                   $     (1.27)      $      1.25      $     (1.39)
    Pro forma                                     $     (1.20)      $      0.96      $     (1.51)

Diluted Earnings/(Loss) per share:
    As reported                                   $     (1.27)      $      1.11      $     (1.39)
    Pro forma                                     $     (1.20)      $      0.86      $     (1.51)

                                      F-20

         Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

         For the three years ended December 31, 1999, option activity for the plans was as follows:

                                                                                         Weighted
                                                                                          Average
                                                                        Options        Exercise Price
                                                                        -------        --------------

Stock options outstanding at December 31, 1996                         2,032,075              5.92

Granted                                                                  485,500              7.49
Forfeited                                                               (189,875)             7.99
Exercised                                                               (251,525)             3.93
Stock options outstanding at December 31, 1997                         2,076,175              6.35

Granted                                                                2,697,300              3.82
Forfeited                                                             (1,568,375)             6.29
Exercised                                                               (425,900)             4.32
Stock options outstanding at December 31, 1998                         2,779,200              4.24

Granted                                                                  687,752              3.16
Forfeited                                                               (712,275)             5.45
Exercised                                                               (866,364)             4.31
Stock options outstanding at December 31, 1999                         1,888,313              3.37

         The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.06, $2.10, and $3.96, respectively.


The following table summarizes information about the outstanding and exercisable stock options at December 31, 1999:


                                    Stock Options Outstanding                          Stock Options Exercisable
                        --------------------------------------------------        -------------------------------------
                                                                Weighted
                                             Weighted            Average                                Weighted
       Range of                              Average            Remaining                                Average
   Exercise Prices            Shares      Exercise Price     Contractual Life              Shares    Exercise Price
   ---------------            ------      --------------     ----------------              ------    --------------

   $ 2.12 to $4.00         1,761,327          $ 3.01            9.1 years                 666,002        $  3.17
   $ 4.38 to $9.50            90,736          $ 7.46            7.3 years                  48,063        $  8.20
   $9.63 to $10.63            36,250          $10.60            6.37 years                 35,000        $ 10.63
                           ---------                                                      -------
                           1,888,313                                                      749,065



18. Stock Warrants
         As of December 31, 1999 there were 100,000 stock warrants outstanding entitling the holder to purchase 100,000 shares of common stock at a purchase price of $3.763 per share. The warrants were issued on October 18, 1999 and are valid for a period of seven years. They are exercisable at any time during the seven year term.

19. Subsequent Event
         On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of its common stock at a purchase price of $4.00 per share in a private placement resulting in gross proceeds of $8.6 million. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are not exercisable until September 1, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the issuance of the warrants provided the average price is less than $6.875. Under the terms of the agreement, the Company agreed to file a registration statement on or before April 4, 2000 to register the shares sold and those underlying the warrants and to have the registration statement declared effective by the Securities and Exchange Commission within 120 days thereafter. In the event the Company fails to meet these deadlines, the agreement provides for liquidated damages.

         The agreement also calls for the issuance of additional shares at no cost to these investors should the Company sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of the date of this agreement. This provision requires the Company to issue additional shares such that the average share price to these investors is equal to the then offered price.

         Additionally, these investors have the right of first refusal to participate in any sale of the Company's common stock, or securities convertible into common stock, within the next twenty four months.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARIEL CORPORATION


                                       By: /s/ Jay Atlas
                                           -------------------------------------
                                           Jay Atlas, CEO and President

         Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                            Chief Executive Officer,
/s/ Jay Atlas                               President and Director              March 29, 2000
----------------------------------------    -------------------------           -----------------
Jay Atlas                                   Title                               Date

                                            Senior Vice President and
/s/ John Loprete                            Principal Accounting Officer        March 29 2000
----------------------------------------    ----------------------------        -----------------
John Loprete                                Title                               Date


/s/ Anthony M. Agnello                      Chairman                            March 29, 2000
----------------------------------------    --------                            -----------------
Anthony M. Agnello                          Title                               Date


/s/ Esmond Goei                             Director                            March 29, 2000
----------------------------------------    --------                            -----------------
Esmond Goei                                 Title                               Date


/s/ Edward D. Horowitz                      Director                            March 29, 2000
----------------------------------------    --------                            -----------------
Edward D. Horowitz                          Title                               Date


/s/ Harold W. Paul                          Secretary and Director              March 29, 2000
---------------------------------------     ----------------------              -----------------
Harold W. Paul                              Title                               Date


/s/ Charles Strauch                         Director                            March 29, 2000
---------------------------------------     -------------------                 -----------------
Charles Strauch                             Title                               Date