Form 10-Q
period 2000-03-31
ARIEL CORP
filed 2000-05-15
CIK 911167




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

For the quarterly period ended March 31, 2000                                       Commission file number: 0-25326

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

Common Stock, $.001 par value                                    13,068,570 shares outstanding
                                                                as of March 31, 2000


                                               Documents Incorporated by Reference: Report on Form 8-K dated March 10, 2000.


                                                           Ariel Corporation
                                                                 Index

Part I.  Financial Information

Item 1.  Consolidated Financial Statements  (Unaudited)

          A. Consolidated balance sheets as of March 31, 2000 and December 31, 1999

          B. Consolidated statements of operations for the three months ended March 31, 2000 and 1999.

          C. Consolidated statements of cash flows for the three months ended March 31, 2000 and 1999.


          D. Notes to consolidated financial statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

ITEM  I. - FINANCIAL STATEMENTS

                                                    ARIEL CORPORATION
                                                      BALANCE SHEETS
                                                        (Unaudited)

                                                                                           March 31,    December 31,
                                                                                             2000            1999
                                                                                        ------------    ------------
      ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ....................................................   $ 11,122,527    $  7,088,431
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $923,763 IN 2000 AND $1,019,731 IN 1999 ....................      1,968,415       3,091,362
       OTHER RECEIVABLES ............................................................        356,993         383,676
       INVENTORIES, NET .............................................................      3,104,783       3,303,057
       PREPAID EXPENSES .............................................................        670,521         775,943
                                                                                        ------------    ------------
                   TOTAL CURRENT ASSETS .............................................     17,223,239      14,642,469

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ........................................................      1,460,681       1,387,128

GOODWILL, INTANGIBLES AND OTHER ASSETS ..............................................      3,603,867       3,787,475


                                                                                        ------------    ------------
       TOTAL ASSETS .................................................................   $ 22,287,787    $ 19,817,072
                                                                                        ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE .............................................................   $    284,240    $  1,190,807
       ACCRUED EXPENSES .............................................................      2,028,669       3,510,566
       CURRENT PORTION OF LONG-TERM DEBT ............................................      1,821,410       1,895,926
       CURRENT PORTION OF CAPITAL LEASE .............................................        126,438         126,438
       ROYALTIES PAYABLE ............................................................         91,210          91,210
                                                                                        ------------    ------------

                   TOTAL CURRENT LIABILITIES ........................................      4,351,967       6,814,947


LONG-TERM PORTION OF CAPITAL LEASE ..................................................        188,309         215,901
LONG-TERM DEBT ......................................................................      1,653,048       1,788,985


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 13,068,570 AT MARCH 31, 2000
                                 AND 10,832,597 AT DECEMBER 31, 1999 ................         13,069          10,833

       ADDITIONAL PAID-IN CAPITAL ...................................................     45,769,138      37,627,809
       UNREALIZED GAIN / (LOSS) ON FOREIGN CURRENCY TRANSLATION .....................       (726,844)       (503,711)
       ACCUMULATED DEFICIT ..........................................................    (28,960,900)    (26,137,692)
                                                                                        ------------    ------------
                   TOTAL STOCKHOLDERS' EQUITY .......................................     16,094,463      10,997,239

                                                                                        ------------    ------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....................................     22,287,787      19,817,072
                                                                                        ============    ============



                               The accompanying notes are an integral part of the financial statements.





                                                                           ARIEL CORPORATION
                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (Unaudited)

                                                                                                Three Months Ended March 31,
                                                                                                     2000            1999
                                                                                                 ============    ============

SALES .......................................................................................   $  2,072,221    $  3,073,529

COST OF GOODS SOLD ..........................................................................        868,374       1,393,598

                                                                                                 ------------    ------------
       GROSS PROFIT .........................................................................      1,203,847       1,679,931

EXPENSES:
     SALES AND MARKETING ....................................................................      1,266,834       1,524,903
     GENERAL AND ADMINISTRATIVE .............................................................      1,468,396       1,826,855
     RESEARCH AND DEVELOPMENT ...............................................................      1,281,626       1,352,127
                                                                                                 ------------    ------------

         TOTAL OPERATING EXPENSES ...........................................................      4,016,856       4,703,885

                                                                                                 ------------    ------------
       LOSS FROM OPERATIONS .................................................................     (2,813,009)     (3,023,954)

INTEREST INCOME .............................................................................        110,918         160,832

INTEREST EXPENSE ............................................................................       (110,133)       (142,961)

OTHER EXPENSE ...............................................................................           (753)         (2,734)

                                                                                                 ------------    ------------
       LOSS BEFORE INCOME TAXES .............................................................     (2,812,977)     (3,008,817)

      PROVISION FOR INCOME TAXES ............................................................              0               0

                                                                                                 ------------    ------------
       NET LOSS .............................................................................   ($ 2,812,977)   ($ 3,008,817)
                                                                                                 ------------    ------------



      BASIC EARNINGS/ (LOSS)  PER SHARE .....................................................   ($      0.24)   ($      0.31)
                                                                                                 ============    ============


OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ..............................................       (147,268)       (182,939)

                                                                                                 ------------    ------------
                               COMPREHENSIVE (LOSS) .........................................     (2,960,245)     (3,191,756)
                                                                                                 ============    ============

      BASIC EARNINGS / (LOSS)  PER SHARE ....................................................          (0.24)          (0.33)
                                                                                                 ============    ============

      DILUTED EARNNGS / (LOSS)  PER SHARE ...................................................          (0.24)          (0.33)
                                                                                                 ============    ============


       BASIC WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING ...................................     11,703,359       9,755,150

       EFFECT OF DILUTIVE OPTIONS ...........................................................              0               0
                                                                                                 ------------    ------------

       DILUTED WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING ...................................     11,703,359       9,755,150
                                                                                                 ============    ============


                                        The accompanying notes are an integral part of the financial statements.





                                                                  ARIEL CORPORATION
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)






                                                                                                For The Three Months Ended March 31,
                                                                                                          2000            1999
                                                                                                      ============    ============
Cash flows from operating activities:
Net Loss ...........................................................................................   ($ 2,812,977)   ($ 3,008,817)
Adjustments to reconcile net loss to net cash used in
     operating activities:
            Depreciation and amortization ..........................................................        243,905         226,765
            Amortization of goodwill & intangibles .................................................        233,467         357,182
            Amortization of debt issuance costs ....................................................         67,953          16,089
            (Recovery) of / provision for doubtful accounts ........................................         (1,793)        206,248
            Provision for inventory obsolescence ...................................................         91,659          25,861
(Increase) decrease in assets:
            Accounts receivable ....................................................................      1,119,738         467,739
            Other accounts receivables .............................................................       (122,392)        190,832
            Inventories ............................................................................        105,548         562,645
            Other assets ...........................................................................       (251,209)         65,583
Increase (decrease) in liabilities:
            Accounts payable and accrued expenses ..................................................     (2,340,170)     (3,592,153)
            Royalties payable, related parties .....................................................              0         (46,800)
                                                                                                        ------------    ------------
                                                                                                         (3,666,271)     (4,528,826)
                                                                                                        ------------    ------------

Cash flows from investing activities:
            Purchase of equipment ..................................................................       (320,896)       (321,162)
                                                                                                        ------------    ------------
                                                                                                           (320,896)       (321,162)
                                                                                                        ------------    ------------

Cash flows from financing activities:
            Proceeds from issuance of common stock, net ............................................      8,242,142               0
            Principal payments on capital lease obligation .........................................        (25,593)              0
            Principal payments on long-term debt ...................................................       (204,183)       (269,463)
            Proceeds from exercise of common stock options and warrants ............................         10,063               0
                                                                                                        ------------    ------------
                                                                                                          8,022,428        (269,463)
                                                                                                        ------------    ------------

Effect of exchange rate changes on cash ...........................................................         (1,166)        (18,294)
                                                                                                        ------------    ------------

Net increase (decrease) in cash ...................................................................      4,034,096      (5,137,745)

            Cash and cash equivalents, beginning of year ..........................................      7,088,431      17,996,575

                                                                                                      ------------    ------------
Cash and cash equivalents, end of period ..........................................................   $ 11,122,527    $ 12,858,830
                                                                                                      ============    ============




                                   The accompanying notes are an integral part of the financial statements.

                                Ariel Corp
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1.       Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.
     As of March 31, 2000, the Company had working capital of $12,871,272, including cash and cash equivalents of $11,122,527. The Company has incurred substantial operating losses and had an accumulated deficit of $28,960,900 as of March 31, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. However, the Company believes its existing cash and cash equivalents will be sufficient to meet its presently anticipated cash needs through the end of 2000. If necessary, the Company may delay or eliminate some expenditures and planned operations in both North America and Europe may be scaled back or the Company may need to raise additional funds to meet obligations. It would seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999. The results for interim periods are not necessarily indicative of results for the full year.



2. In June 1998, the Financial Accounting Standards Board (``FASB'') issued Statement of Financial Accounting Standards No. 133 (``FAS 133''), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. Due to the FASB's exposure draft issued March 3, 2000, which would amend FAS 133, the unresolved status of numerous Derivative Implementation Group interpretations, and the potential for additional interpretations yet to be issued, Company management decided not to adopt FAS 133 effective January 1, 2000. Ariel will adopt FAS 133 effective January 1, 2001; however, it does not believe that such adoption will have a material effect on its consolidated results of operations and financial position.

         In December 1999, the Securities and Exchange Commission (``SEC'') issued Staff Accounting Bulletin No. 101(``SAB 101''), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (``SAB 101A''),
Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the second quarter of 2000; however, the Company does not believe it will have a material effect on the Company's historical results of operations or financial position.


3.       Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:


                                                                 March 31,      December 31,
                                                                    2000            1999
                                                                    ----            ----

Component Materials.......................................  $     594,239      $   371,821
Work-in process..........................................       1,703,451          814,923
Finished Goods..........................................          807,093        2,116,313
                                                                  -------        ---------
                                                               $3,104,783      $ 3,303,057
                                                               ===========     ===========


4.       Debt

     As of March 31, 2000 the Company had total debt of $3,474,458 consisting of notes due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $3,373,148 and acquired foreign debt of $101,310.

     Under its credit facility with Transamerica, outstanding debt of $3,373,148 as of March 31,2000 consisted of the following: a $2,173,312 remaining on a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997, and $1,199,836 drawn against a Revolver which matures on June 12, 2000. The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears. The interest rate in effect on the term loan at March 31, 2000 was 12.099%. Amounts drawn on the credit facility are secured by inventory, cash and accounts receivable.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations.

5.       Segment Data

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

  Summary information by segment as of and for the three months ending March 31:

     NORTH AMERICA:
              For the three months ending and as of:                 March 31, 2000           March 31, 1999
                                                                     --------------           --------------
              Revenues from external customers                           $1,954,617               $2,919,974
              Intersegment revenues                                               0                    5,250
              Segment profit / (loss)                                   (2,579,509)              (2,162,827)
              Segment assets                                             19,725,473               24,268,657

     EUROPE:
              For the three months ending and as of:                 March 31, 2000           March 31, 1999
                                                                     --------------           --------------
              Revenues from external customers                             $117,604                 $153,555
              Intersegment revenues                                               0                        0
              Segment profit / (loss)                                      (233,468)                (843,715)
              Segment assets                                              2,562,314                6,472,523

         A reconciliation of the Company's segment losses to the corresponding consolidated  amounts for the three months ending March 31, 2000 is as follows:

              Segment profit / (loss)                                    ($2,812,977)           ($3,006,542)
              Profit margins on intersegment revenues                               0                (2,275)
                                                                   -------------------       -----------------
              Net loss                                                   ($2,812,977)           ($3,008,817)
                                                                   ===================       =================

6.       Stock Purchase Agreement

     On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are not exercisable until August 24, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the agreement provided the average price is less than $6.875. Under the terms of the agreement, the Company filed a registration statement on April 4, 2000 to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.

     The agreement also calls for the issuance of additional shares at no cost to these investors should we sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of the this agreement. This provision requires the Company to issue additional shares such that the average share price of these investors is equal to the then offered price.

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


                                                                           Three months ended
                                                                               March 31,

                                                                         2000              1999
                                                                         ----              ----

Sales                                                                    100%              100%

Cost of goods sold                                                        42                45
                                                                      -----------        ---------
     Gross profit                                                         58                55

 Expenses
     Sales and marketing                                                  61                50
     General and administrative                                           71                59
     Research and development                                             62                44
                                                                     -----------        ----------
     Total Operating Expenses                                            194               153

Loss from operations                                                    (136)              (98)

Interest income                                                            5                 5

Interest expense                                                          (5)               (5)

Other (expense) income                                                     *                  *
                                                                      -----------      ----------
    Loss before income taxes                                            (136)             (98)
                                                                      -----------      ----------

                 Net Loss                                               (136)%            (98)%
                                                                      ===========      ==========

o        Total is less than 1%


Three months ended March 31, 2000 as Compared to three months ended
March 31, 1999

Net Sales

     Worldwide sales were $2,072,221 for the three months ended March 31, 2000, a decrease of $1,001,308 compared to net sales of $3,073,529 for the three months ended March 31, 1999. Domestic sales were $1,797,907 for the three months ended March 31, 2000 compared to $2,682,539 for the three months ended March 31, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment (RAS). The domestic sales decrease of $884,632 was due to reduced demand for the Company's DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such increases were partially offset by sales of the Company's RAS products to Internet Service Providers (ISPs) of approximately $200,000. International sales were $274,314 for the first quarter of 2000 including U.S. exports of $156,710 and sales from European operations of $117,604. This as compared to $390,990 for the first quarter of 1999. The decrease of $116,676 in international sales is a result of a decrease in sales by international subsidiaries.

Gross Profit

     Gross profit decreased by $476,084 to $1,203,847 for the three months ended March 31, 2000 from $1,679,931 for the three months ended March 31, 1999. Gross profit was 58% as a percent of sales for the three months ended March 31, 2000 compared to 55% for the three months ended March 31, 1999. The decrease in gross profit was due to a reduction in sales that was partially offset by higher gross profit rates that reflect the effect of OEM price increases initiated in 1999.

Sales and marketing

     Sales and marketing expenses were $1,266,834 or 61% of sales for the three months ended March 31, 2000 compared to $1,524,903 or 50% of sales for the three months ended March 31,1999. The decrease of $258,069 or 17% includes a decrease in sales commission of approximately $105,000 due to lower revenues as well as a reduction in wages of approximately $168,000 due to a restructuring of the sales organization completed in August of 1999. Decreases in European sales and marketing expenses of approximately $105,000 reflect the integration of sales and marketing functions at the Company's foreign subsidiaries with the parent company. The Company also realized a reduction of approximately $38,000 in advertising and marketing programs as the RS4200 product release was delayed until late in March 2000. Such decreases were partially offset by increases in public and investor relations of approximately $157,000.


General and administrative

     General and administrative expenses were $1,468,396 for the three months ended March 31, 2000 compared to $1,826,855 for the three months ended March 31, 1999. The decrease of $358,459 reflects a reduction in allowances for doubtful accounts of approximately $200,000 as compared to the first quarter of the prior year. Other decreases include reduced consulting and recruiting costs of approximately $86,000 related to the appointment of a new management team in December 1998 and a reduction in sales and franchise taxes from the three months ended March 31, 1999 of approximately $40,000. The Company also reduced general and administrative costs at its European subsidiaries of approximately $22,000.

Research and Development

     Research and development expenses were $1,281,626 for the three months ended March 31, 2000 compared to $1,352,127 for the three months ended March 31, 1999, a decrease of $70,501. Decreases include a reduction of approximately $123,000 as compared with the three months ended March 31, 1999 for bonuses payable to certain engineers in conjunction with employment contracts. Additionally, decreases of $83,000 resulted from the integration of the Company's European research and development projects with those at its U.S. headquarters. These reductions were partially offset by increases in expenses comprised primarily of wages and wage related costs of approximately $143,000 for engineers related to development of Linux operating system software, the Company's SS7 Gateway enabled remote access products and the vice-president of engineering appointed in May of 1999.

     For the foregoing reasons the Company incurred a net loss of $2,812,977 for the three months ended March 31, 2000 as compared to losses of $3,008,817 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are not exercisable until August 24, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the agreement provided the average price is less than $6.875. Under the terms of the agreement, the Company filed a registration statement on April 4, 2000 to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.

     The agreement also calls for the issuance of additional shares at no cost to these investors should we sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months o f the this agreement. This provision requires the Company to issue additional shares such that the average share price of these investors is equal to the then offered price.

     Additionally,   these   investors  have  the  right  of  first  refusal  to
participate in any sale of our common stock, or securities convertible into common stock, within the next twenty four months.

     As of March 31, 2000, the Company had working capital of $12,871,272, including cash and cash equivalents of $11,122,527. The Company has incurred substantial operating losses and had an accumulated deficit of $28,960,900 as of March 31, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. However, the Company believes its existing cash and cash equivalents will be sufficient to meet its presently anticipated cash needs through the end of 2000. If necessary, the Company may delay or eliminate some expenditures and planned operations in both North America and Europe may be scaled back or the Company may need to raise additional funds to meet obligations. It would seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations.

     As of March 31, 2000 the Company had total debt of $3,474,458 consisting of notes due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $3,373,148 and acquired foreign debt of $101,310.

     Under its credit facility with Transamerica, outstanding debt of $3,373,148 as of March 31,2000 consisted of a term loan and a revolving credit line (Revolver). The remaining balance under the term loan is $2,173,312. Principal and interest are payable quarterly in arrears. The final payment is due October 1, 2002. There is $1,199,836 drawn against a Revolver which matures on June 12, 2000. The interest rate in effect under the Revolver is based on prime rate plus 2.50% and is payable monthly in arrears. The interest rate in effect on the term loan at March 31, 2000 was 12.099%.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations.

     During the three months ended March 31, 2000, there was a net increase in cash and cash equivalents of $4,033,935. At March 31, 2000, cash and cash equivalents amounted to $11,122,527. Working capital amounted to $12,871,272 at March 31, 2000 compared to cash and equivalents of $7,088,431 and working capital of $7,827,522 at December 31, 1999.

     Net cash used in operating activities for the three months ended March 31, 2000 amounted to $3,663,000. The negative cash flows from operations were the due, in part, to the Company's net loss of $2,812,977 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $635,191. Other operating cash uses included decreases in accounts payable and accrued liabilities of $2,340,170 as the Company paid down obligations of its subsidiary and accrued costs related to fiscal year end bonuses and accrued compensation and increases in inventory of $247,938 related to the introduction of the RS4200. Such decreases were partially offset by increases in operating cash due to reduced accounts receivable of $1,119,738.

     Net cash used in investing activities for the three months ended March 31, 2000 amounted to $320,896 due to the purchases of computer and peripheral equipment related primarily to engineering equipment for the SS7 Gateway project and acquisition of trade show booth equipment.

     Net cash increases due to financing activities for the three months ended March 31, 2000 amounted to $8,022,428 which included proceeds of $8,242,142 from the February 24, 2000 stock purchase agreement net of costs and fees related to the transaction. The increase was partially offset by principal payments on debt and capital lease obligations of $229,776 during the three month period.

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

     Due to the limited contribution of our foreign subsidiaries to our results of operations and the short-term nature of our cash equivalents, investments and debt, we do not believe we have material market risk exposure.



Part II. Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
         a)    Exhibits -  Exhibit 27  Schedule of Financial Data
               (Filed Electronically)

         The follinwing reports on Form 8-K are incorporated by reference as part of this report:

         Incorporated herein by reference to Form 8-K dated March 10, 2000 - The Company raised $8.6 million through the private placement of 2,151,000 shares of common stock.
         The offering included a matching number of warrants. The description and terms of the placement are set forth in a registration statement dated April 4, 2000.




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

                                                       Ariel Corporation
                                                       -------------------------
                                                       Registrant






                                                        /s/ John R. Loprete
                                                       -------------------------
                                                       John R. Loprete
                                                       Vice President of Finance
                                                        and Principal Accounting
                                                                         Officer
Date:  May 15, 2000