Form 10-Q
period 2000-06-30
ARIEL CORP
filed 2000-08-14
CIK 911167



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

For the quarterly period ended June 30, 2000                                        Commission file number: 0-25326

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

Common Stock, $.001 par value                                   13,073,920 shares outstanding
                                                                as of June 30, 2000



                                               Documents Incorporated by Reference: None

                                                           Ariel Corporation
                                                                 Index

Part I.  Financial Information

Item 1.  Financial Statements  (Unaudited)

                  A.       Consolidated balance sheets as of June 30, 2000 and December 31, 1999

                  B.       Consolidated statements of operations for the three and six months ended
                           June 30, 2000 and 1999

                  C.       Consolidated statements of cash flows for the six months ended June 30, 2000 and 1999.

                  D.       Notes to consolidated financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.



Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3. Defaults on Senior Securities

Items 4. Submission of Matters to a Vote of Shareholders
A.       Annual Meeting and Proxies
B.       Election of Director
C.       Other Matters and Results

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                                                                      ARIEL CORPORATION
                                                                 CONSOLIDATED BALANCE SHEETS
                                                                         (Unaudited)

                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                        ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ..............................................   $  6,749,205    $  7,088,431
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $1,007,203 IN 2000 AND $1,019,731 IN 1999 ............        841,053       3,091,362
       OTHER RECEIVABLES ......................................................        336,642         383,676
       INVENTORIES, NET .......................................................      3,074,080       3,303,057
       PREPAID EXPENSES .......................................................        755,091         775,943
                                                                                  ------------    ------------
       TOTAL CURRENT ASSETS ...................................................     11,756,071      14,642,469

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ..................................................      1,406,121       1,387,128

GOODWILL, INTANGIBLES AND OTHER ASSETS ........................................      1,626,807       3,787,475
                                                                                     ---------       ---------
       TOTAL ASSETS ...........................................................   $ 14,788,999    $ 19,817,072
                                                                                  ============    ============

                          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE .......................................................   $    290,093    $  1,190,807
       ACCRUED EXPENSES .......................................................      2,248,288       3,510,566
       CURRENT PORTION OF LONG-TERM DEBT ......................................        572,987       1,895,926
       CURRENT PORTION OF CAPITAL LEASE .......................................        126,438         126,438
       ROYALTIES PAYABLE ......................................................         91,210          91,210
                                                                                  ------------    ------------
       TOTAL CURRENT LIABILITIES ..............................................      3,329,016       6,814,947

       LONG-TERM PORTION OF CAPITAL LEASE .....................................        161,080         215,901
       LONG-TERM DEBT .........................................................      1,528,737       1,788,985


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 13,073,920 AT JUNE 30, 2000
                                 AND 10,832,597 AT DECEMBER 31, 1999 ..........         13,074          10,833
       ADDITIONAL PAID-IN CAPITAL .............................................     46,436,668      37,627,809
       UNREALIZED GAIN / (LOSS) ON FOREIGN CURRENCY TRANSLATION ...............       (933,839)       (503,711)
       ACCUMULATED DEFICIT ....................................................    (35,745,737)    (26,137,692)
                                                                                   -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY .............................................      9,770,166      10,997,239
                                                                                   -----------      ----------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...............................     14,788,999      19,817,072
                                                                                  ============    ============


                               The accompanying notes are an integral part of the financial statements




                                                                                 ARIEL CORPORATION
                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                    (Unaudited)


                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                                 2000            1999             2000           1999
                                                              ----------      ----------     -----------     -----------
SALES ...................................................   $  1,097,211    $  2,760,021    $  3,169,432    $  5,824,661

COST OF GOODS SOLD ......................................      1,021,382       1,129,731       1,889,756       2,521,869
                                                            ------------    ------------    ------------    ------------
       GROSS PROFIT .....................................         75,829       1,630,290       1,279,676       3,302,792

EXPENSES:
     SALES AND MARKETING ................................      1,601,702       1,630,492       2,868,535       3,155,795
     GENERAL AND ADMINISTRATIVE .........................      1,526,158       1,925,207       2,994,554       3,738,654
     RESEARCH AND DEVELOPMENT ...........................      1,387,654       1,359,278       2,669,280       2,712,961
     RESTRUCTURING AND SPECIAL CHARGES ..................      2,356,656               0       2,356,656               0
                                                            ------------    ------------    ------------    ------------
         TOTAL OPERATING EXPENSES .......................      6,872,170       4,914,977      10,889,025       9,607,410
                                                            ------------    ------------    ------------    ------------
       LOSS FROM OPERATIONS .............................     (6,796,341)     (3,284,687)     (9,609,349)     (6,304,618)

INTEREST INCOME .........................................        129,237         132,502         240,155         293,350

INTEREST EXPENSE ........................................       (137,515)       (146,550)       (247,648)       (292,051)

OTHER INCOME, NET .......................................         19,056          30,799          18,303          28,575
                                                            ------------    ------------    ------------    ------------
       LOSS BEFORE INCOME TAXES .........................     (6,785,563)     (3,267,936)     (9,598,539)     (6,274,744)

      PROVISION FOR INCOME TAXES ........................              0               0               0               0
                                                            ------------    ------------    ------------    ------------
       NET LOSS .........................................   ($ 6,785,563)   ($ 3,267,936)   ($ 9,598,539)   ($ 6,274,744)
                                                            ============    ============    ============    ============


OTHER COMPREHENSIVE LOSS, NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ..........       (136,617)       (112,215)       (283,884)       (295,154)
                                                                 -------        --------        --------        --------
                               COMPREHENSIVE (LOSS) .....     (6,855,941)     (3,380,151)     (9,744,783)     (6,569,898)
                                                              ==========      ==========      ==========      ==========

Basic and Diluted Per Share Data:
---------------------------------
      BASIC LOSS  PER SHARE .............................          (0.52)          (0.33)          (0.78)          (0.64)
                                                                   =====           =====           =====           =====

      DILUTED LOSS  PER SHARE ...........................          (0.52)          (0.33)          (0.78)          (0.64)
                                                                   =====           =====           =====           =====


       BASIC WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING     13,073,920       9,760,150      12,376,934       9,760,150

       EFFECT OF DILUTIVE OPTIONS ......................               0               0               0               0

       DILUTED WEIGHTED AVERAGE NUMBER OF
                                COMMON SHARES OUTSTANDING     13,073,920       9,760,150      12,376,934       9,760,150


                                The accompanying notes are an integral part of the financial statements.


                                         ARIEL CORPORATION
                                 CONDOLIDATED STATEMENTS OF CASH FLOWS
                                   For The Six months Ended June 30,
                                             (Unaudited)

                                                                            2000             1999
                                                                            ----             ----
Cash flows from operating activities:
Net Loss ...........................................................   ($ 9,598,539)   ($ 6,274,744)
Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization .............................        472,740         458,780
         Amortization of goodwill & intangibles ....................        466,935         515,930
         Amortization of debt issuance costs .......................        139,493          32,181
         Provision for doubtful accounts ...........................         13,207         270,093
         Provision for inventory obsolescence ......................        694,494         (65,321)
         Non-Cash compensation expense .............................         29,939               0
         Non-Cash restructuring and special charges ................      2,050,511               0
(Increase) decrease in assets:
         Accounts receivable .......................................      2,231,052         961,142
         Other receivables .........................................         27,108         261,030
         Inventories ...............................................       (468,613)        810,959
         Other assets ..............................................       (186,421)       (117,030)
Increase (decrease) in liabilities:
         Accounts payable and accrued expenses .....................     (2,104,813)     (2,820,300)
         Royalties payable, related parites ........................              0         (53,389)
                                                                         ----------      ----------
         Net cash used in operating activities .....................     (6,232,907)     (6,020,669)
                                                                         ----------      ----------

Cash flows from investing activities:
         Purchase of equipment .....................................       (496,082)       (349,366)
                                                                          ----------      ----------
         Net cash used in  investing activities ....................       (496,082)       (349,366)
                                                                           --------        --------

Cash flows from financing activities:
         Principal payments on capital lease obligation ............        (54,821)              0
         Principal payments on long-term debt ......................       (244,972)       (575,888)
         Principal payments on short-term debt .....................     (1,329,321)              0
         Proceeds from issuance of common stock.....................      8,067,217               0
                                                                         ----------       ----------
         Net cash provided by (used in) financing activities .......      6,438,103        (575,888)
                                                                          ---------        --------

Effect of exchange rate changes on cash ............................        (48,340)        (24,085)

Net increase (decrease) in cash ....................................       (339,226)     (6,970,008)

         Cash and cash equivalents, beginning of year ..............      7,088,431      17,996,575
                                                                          ---------      ----------
Cash and cash equivalents, end of period ...........................   $  6,749,205    $ 11,026,567
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

     As of June 30, 2000, the Company had working capital of $8,427,055, including cash and cash equivalents of $6,749,205. The Company's use of working capital may be negatively impacted by its ability to convert current inventories into cash. Inventories net of reserves for excess and obsolete material were $3,074,080 as of June 30, 2000. The Company has incurred substantial operating losses and has an accumulated deficit of $35,745,737 as of June 30, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. If necessary, the Company may delay or eliminate some expenditures and planned operations in both North America and Europe may be scaled back or the Company may need to raise additional funds to meet obligations. It would seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations.

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999. The results for interim periods are not necessarily indicative of results for the full year.

2.       Restructuring and other charges

     In June 2000, the Company recorded restructuring and other charges of $2,356,656. $1,546,141 reflects the partial impairment of the carrying value of goodwill recorded with the Company's November 1998 purchase of SCii. The write-down of goodwill resulted from the Company's June 2000 decision to phase out SCii's low-end basic rate ISDN (BRI) products and to dismiss certain SCii employees related to these products and technologies. The decision was based on reduced sales of BRI products due to the loss of major customers and advances in competing technologies. Accordingly, future BRI sales forecasts have been reduced. As a result, the Company has recognized the impairment of goodwill to the extent that undiscounted future cash flows from operating activities do not exceed the carrying value of the goodwill.

     The Company utilizes an undiscounted cash flows valuation method to measure the carrying value of goodwill not identified with long lived assets.

     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its president and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a restructuring charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of June 30, 2000, $10,577 of the accrued severance has been paid.


3.       Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:

                                                                          June 30,       December 31,
                                                                            2000              1999
                                                                            ----              ----
         Component Materials.........................................  $  433,354        $   371,821
         Work-in process...........................................       712,971            814,923
         Finished Goods..........................................       1,927,755          2,116,313
                                                                        ---------          ---------
                                                                       $3,074,080         $3,303,057
                                                                       ==========         ==========

4.       Debt

     As of June 30, 2000 the Company had total debt of $2,101,724 consisting of a term note due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $2,049,000 and acquired foreign debt of $52,724.

     As of June 30, 2000, under its credit facility with Transamerica, outstanding debt of $2,049,000 remained on a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. Amounts previously drawn against a revolving credit line (Revolver), matured on June 12, 2000, and have been paid in full. The interest rate in effect on the term loan at June 30, 2000 was 12.099%.

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

     Summary information by segment as of and for the three and six months ended June 30:


     NORTH AMERICA:                                             For the three months           For the six months
                                                                Ended June 30, 2000            Ended June 30, 2000
                                                                --------------------           ------------------
              Revenues from external customers                        $1,000,465                    $2,955,082
              Intersegment revenues                                       41,360                        41,360
              Segment profit / (loss)                                 (6,539,567)                   (9,119,076)
              Segment assets                                          12,403,309                    12,403,309

     EUROPE:

              Revenues from external customers                           $96,746                     $214,350
              Intersegment revenues                                            0                            0
              Segment profit / (loss)                                   (233,468)                    (466,935)
              Segment assets                                           2,385,690                    2,385,690


         A  reconciliation  of the Company's  segment  losses to the  corresponding  consolidated  amounts for the three and six months ended June 30, 2000 is as follows:

              Segment profit / (loss)                                ($6,773,035)                 ($9,586,011)
              Margins on intersegment revenues                           (12,528)                     (12,528)
                                                                  ----------------             ---------------
              Net loss                                               ($6,785,563)                 ($9,598,539)
                                                                  ================            ================


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

     Additionally, these investors have the right of first refusal to participate in any offer to sell the Company's common stock, or securities convertible into common stock, within the next twenty four months under the terms then offered.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.

                                                            Six months ended
                                                                 June 30,

                                                            2000          1999
                                                            ----          ----
Sales ..............................................         100%          100%

Cost of goods sold .................................          60            43
                                                            ----          ----

     Gross profit ..................................          40            57

Expenses:
     Sales and marketing ...........................          91            54
     General and administrative ....................          95            64
     Research and development ......................          84            47
     Restructuring and special charges .............          74             *
                                                            ----          ----
Total operating expenses ...........................         344           165
                                                            ----          ----
Loss from operations ...............................        (304)         (108)

Interest income                                                8             5

Interest expense                                              (8)           (5)

Other income / (expense)............................           *             *
                                                            ----          ----
    Loss before income taxes .......................        (304)         (108)
                                                            ----          ----
                 Net Loss ..........................        (304)%        (108)%
                                                            ====          ====
o        Total is less than 1%


Three months ended June 30, 2000 as Compared to three months ended June 30, 1999

Net Sales

     Worldwide sales were $1,097,211 for the three months ended June 30, 2000, a decrease of $1,662,810 compared to net sales of $2,760,021 for the three months ended June 30, 1999. Domestic sales were $739,663 for the three months ended June 30, 2000 compared to $2,426,820 for the three months ended June 30, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment (RAS). The domestic sales decrease of $1,687,157 was due to reduced demand for the Company's older DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such decreases were partially offset by sales of the Company's RAS products to Internet Service Providers (ISPs) of approximately $139,874. International sales were $357,548 for the second quarter of 2000 including U.S. exports of $260,802 and sales from European operations of $96,746. This as compared to $333,201 for the second quarter of 1999. The increase of $24,347 over prior year reflects and increase of US exports in the second quarter of 2000 of $89,882, offset by a decrease in sales of Basic Rate ISDN (BRI) products at international subsidiaries.

Gross Profit

     Gross profit decreased by $1,554,461 to $75,829 for the three months ended June 30, 2000 from $1,630,290 for the three months ended June 30, 1999. Gross profit was 7% as a percent of sales for the three months ended June 30, 2000 compared to 59% for the three months ended June 30, 1999. Gross profit was reduced by $548,000 for additional inventory reserves recorded during the quarter. The Company introduced the RS 4200 in the fall of 1999 which has improved price and performance over the RS 2000. RS 4200 began shipping in March of 2000. As a result, on hand quantities of the RS 2000 are expected to be in excess of future demand and a reserve was recorded to write off $325,000 of excess RS2000 inventory. Additionally, certain older DSP products are expected to be in excess of future demand and a reserve of $223,000 was recorded to write-off excess material. Gross profit percent for the three months ended June 30, 2000 was 57% before giving effect to this write down.

     The decrease in gross profit percentage was also impacted by fixed manufacturing overhead costs on reduced sales volume for the period. The decrease was partially offset by the shipment of products that had previously been written down, resulting in higher margins in the current period.
Additionally, higher gross profit rates reflect the effect of OEM price increases initiated in 1999.

Sales and marketing

     Sales and marketing expenses were $1,601,702 for the three months ended June 30, 2000 compared to $1,630,492 for the three months ended June 30, 1999. The decrease of $28,790 or 2% includes a decrease in sales commission of approximately $71,565 due to lower revenues as well as a reduction in wages of approximately $220,540 resulting from a restructuring of the sales organization completed in August of 1999. The Company also realized a reduction of approximately $126,000 in advertising and marketing programs. The reduction is due to the introduction, during the same period last year, of the Company's PowerPOP TM architecture. Such decreases were partially offset by increases in public and investor relations of approximately $128,000 and $158,000 related to increased participation in trade shows during the second quarter of fiscal year 2000. Additionally, Sales and Marketing expenses of European subsidiaries increased by approximately $112,000 due to the introduction of RS4200 and RS2000 products to European OEM markets.


General and administrative

     General and administrative expenses were $1,526,158 for the three months ended June 30, 2000 compared to $1,925,207 for the three months ended June 30, 1999. The decrease of $399,049 reflects a reduction in allowances for doubtful accounts of approximately $50,000 as compared to the second quarter of the prior year. Other decreases include reduced consulting and recruiting costs of approximately $87,000 related to the appointment of a new management team in December 1998. In addition, a reduction in salaries and depreciation/amortization expense of approximately $53,000 and $46,000, respectively, contributed to the overall decrease. The Company also reduced general and administrative costs at its European subsidiaries by approximately $139,000.

Research and Development

     Research and development expenses were $1,387,654 for the three months ended June 30, 2000 compared to $1,359,278 for the three months ended June 30, 1999. The increase of $28,376 is comprised primarily of decreases in salaries and related expenses of $102,709 and savings of $112,430 resulting from the integration of the Company's European research and development projects with those at its U.S. headquarters. Such decreases were offset by increases of $26,502 in depreciation of test lab equipment acquired in October 1999, as well as, labor and material costs of approximately $212,205 for engineers related to development of Linux related software, the Company's SS7 Gateway enabled remote access products and the vice-president of engineering appointed in May of 1999.

Restructuring and other  charges

     In June 2000 the board of directors approved a plan to phase out the Company's low end products and reduce ongoing investment in these products in Europe. Accordingly, the Company recorded a special non-recurring charge of approximately $2,356,000 including the impairment of goodwill of approximately $1,546,000 associated with the Company's 1998 acquisition of SCii Telecom, S.A. (see Note 2 to the financial statements).

     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its President and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a restructuring charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of June 30, 2000, $10,577 of the accrued severance has been paid.

     For the foregoing reasons the Company incurred a net loss of $6,785,563 for the three months ended June 30, 2000 as compared to losses of $3,267,936 for the three months ended June 30, 1999.




Six months ended June 30, 2000 as Compared to six months ended June 30, 1999

Net Sales

     Worldwide sales were $3,169,432 for the six months ended June 30, 2000, a decrease of $2,655,229 compared to net sales of $5,824,661 for the six months ended June 30, 1999. Domestic sales were $2,537,570 for the six months ended June 30, 2000 compared to $5,282,012 for the six months ended June 30, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment (RAS). The domestic sales decrease of $2,744,442 was due to reduced demand for the Company's DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such increases were partially offset by sales of the Company's RAS products to Internet Service Providers (ISPs) of approximately $339,874. International sales were $631,862 for the six months end June 30, 2000 including U.S. exports of $417,512 and sales from European operations of $214,350. This as compared to $542,649 for the same period of 1999. The increase of $89,213 over prior year reflects and increase of US exports in the second quarter of 2000 of RAS products , offset by a decrease in sales of BRI products at international subsidiaries.

Gross Profit

     Gross profit decreased by $2,023,116 to $1,279,676 for the six months ended June 30, 2000 from $3,302,792 for the six months ended June 30, 1999. Gross profit was reduced by $548,000 for additional inventory reserves recorded during the second quarter. The Company introduced the RS 4200 in the fall of 1999 which has improved price and performance over the RS 2000. RS 4200 began shipping in March of 2000. As a result, on hand quantities of the RS 2000 are in expected to be in excess of future demand and a reserve was recorded to write off $325,000 of excess RS2000 inventory. Additionally, certain older DSP products are expected to be in excess of future demand and a reserve of $223,000 was recorded to write-off excess material. Gross profit percent for the three months ended June 30, 2000 was 57% before giving effect to this write down.

     The decrease in gross profit percentage was also impacted by certain fixed manufacturing overhead costs on reduced sales volume for the period.The decrease was partially offset by the shipment of products during the period which had been previously written down, resulting in higher margins on such products for the current period

Sales and marketing

     Sales and marketing expenses were $2,868,535 for the six months ended June 30, 2000 compared to $3,155,795 for the six months ended June 30,1999. The decrease of $287,260 or 9% includes a decrease in sales commission of approximately $177,000 due to lower revenues as well as a reduction in wages of approximately $389,000 resulting from a restructuring of the sales organization completed in August of 1999. Decreases in European sales and marketing expenses of approximately $72,000 reflect the integration of sales and marketing functions at the Company's foreign subsidiaries with the parent company. The Company also realized a reduction of approximately $145,000 in advertising and marketing programs as the RS4200 product release was delayed until late in March 2000. Such decreases were partially offset by increases in public and investor relations of approximately $274,000 and increased participation in trade shows during the second quarter of fiscal year 2000, of approximately $192,000.


General and administrative

     General and administrative expenses were $2,994,554 for the six months ended June 30, 2000 compared to $3,738,654 for the six months ended June 30, 1999. The decrease of $744,100 reflects a reduction in allowances for doubtful accounts of approximately $256,000 as compared to the first six months of the prior year. Other decreases include reduced consulting and recruiting costs of approximately $184,000 related to the appointment of a new management team in December 1998; a decrease of approximately $106,000 in amortization and depreciation, and a reduction in sales and franchise taxes from the six months ended June 30, 1999 of approximately $50,000. The Company further reduced general and administrative costs at its European subsidiaries by approximately $150,000 during the period compared to prior year.

Research and Development

     Research and development expenses were $2,669,280 for the six months ended June 30, 2000 compared to $2,712,961 for the six months ended June 30, 1999. The decrease of $43,681. is comprised primarily of decreases in salaries and related expenses of $82,688 and savings of $197,118 resulting from the integration of the Company's European research and development projects with those at its U.S. headquarters. Such decreases were offset by increases in depreciation and maintenance of $64,862 and $33,524, respectively, for test lab equipment acquired in October 1999, as well as, labor and material costs of approximately $114,058 for engineers related to development of Linux related software, the Company's SS7 Gateway enabled remote access products and the vice-president of engineering appointed in May of 1999.


Restructuring and special charges

     In June 2000 the board of directors approved a plan to phase out the Company's low end products and reduce ongoing investment in these products in Europe. Accordingly, the Company recorded a special non-recurring charge of approximately $2,356,000 including the impairment of goodwill of approximately $1,546,000 associated with the Company's 1998 acquisition of SCii Telecom, S.A. (see note 2 to the financial statements).

     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its President and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a restructuring charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of June 30, 2000, $10,577 of the accrued severance has been paid.

     For the foregoing reasons the Company incurred a net loss of $9,598,539 for the six months ended June 30, 2000 as compared to losses of $6,274,744 for the six months ended June 30, 1999.

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

     Additionally, for twenty-four months from the date of the agreement, these investors have the right of first refusal to participate in any future sales of our common stock, or securities convertible into common stock, under the terms then offered.

     As of June 30, 2000, the Company had working capital of $8,427,055, including cash and cash equivalents of $6,749,205. The Company's use of working capital may be negatively impacted by its ability to convert current inventories into cash. Inventories net of reserves for excess and obsolete material were $3,074,080 as of June 30, 2000. The Company has incurred substantial operating losses and has an accumulated deficit of $35,745,737 as of June 30, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. If necessary, the Company may delay or eliminate some expenditures and planned operations in both North America and Europe may be scaled back or the Company may need to raise additional funds to meet obligations. It would seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations.


     As of June 30, 2000 the Company had total debt of $2,101,724 consisting of a term note due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $2,049,000 and acquired foreign debt of $52,724.

     Under its credit facility with Transamerica, outstanding debt of $2,049,000 as of June 30,2000 remains on a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. Amounts previously drawn against a revolving credit line matured on June 12, 2000 and have been paid in full. The interest rate in effect on the term loan at June 30, 2000 was 12.099%.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations.

     During the six months ended June 30, 2000, there was a net decrease in cash and cash equivalents of $339,226. At June 30, 2000, cash and cash equivalents amounted to $6,749,205. Working capital amounted to $8,427,055 at June 30, 2000 compared to cash and equivalents of $7,088,431 and working capital of $7,827,522 at December 31, 1999.

     Net cash used in operating activities for the six months ended June 30, 2000 amounted to $6,232,907. The negative cash flows from operations were due, primarily, to the Company's net loss of $9,598,539 reduced by non-cash expenditures related to depreciation, amortization, reserves and allowances of $1,816,808 and impairment of goodwill and restructuring charges of $2,050,511. Other operating cash uses included decreases in accounts payable and accrued liabilities of $2,104,813 as the Company paid down obligations of its subsidiary and accrued costs related to fiscal year end bonuses and accrued compensation. Such cash decreases were partially offset by increases due to reduced accounts receivable of $2,231,052.

     Net cash used in investing activities for the six months ended June 30, 2000 amounted to $496,082 due to the purchases of computer and peripheral equipment related primarily to engineering equipment for the SS7 Gateway project and acquisition of trade show booth equipment.

     Net cash increases due to financing activities for the six months ended June 30, 2000 amounted to $6,438,103 which included proceeds of $8,067,217 from the February 24, 2000 stock purchase agreement net of costs and fees related to the transaction. The increase was partially offset by principal payments on debt and capital lease obligations of $1,629,114 during the six month period.


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

Part II.     Other Information

Item 1. Legal Proceedings
         None
Item 2. Changes in Securities
         None
Item 3. Defaults Upon Senior Securities
         None
Item 4. Submission of Matters to a Vote of Shareholders


a.)      The Company held its annual meeting of stockholders, through the solicitation of proxies, on June 8, 2000.
b.)      Dennis Schneider, President and Chief Executive Officer was elected as a director for a term of three years.
c.)      In addition,  the  stockholders  voted to amend the Company's  Certificate of  Incorporation,  increasing the number
         of shares authorized   from   20,000,000   to   40,000,000.

         Finally,   the   stockholders   voted  to  ratify  the  selection  of
         PricewaterhouseCoopers, LLP as the Company's auditors for the fiscal year ending December 31, 2000.

              The voting totals were as follows:

(i)      Election of Dennis I. Schneider

                           For:   9,575,125;                  Against :  0;            Withheld:  76,435

(ii)     Amendment to the Certificate of Incorporation

                           For:  9,513,266;                   Against:  0;              Abstain:  21,187

(iii)    Proposal  to ratify  PricewaterhouseCoopers,  LLP as  Independent  Public  Accountants  for the  Company
         for the year  ending December 31, 2000.

                           For:  9,584,976;                   Against:  33,591          Abstain:  32,993

Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
a)       Exhibits -  Exhibit 27  Schedule of Financial Data (Filed Electronically)
         b)    Reports on Form 8-K - Private Placement.




                                       Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Ariel Corporation
                                       ---------------------------------------
                                       Registrant



                                        /S/ John R. Loprete
                                        --------------------------------------
                                        John R. Loprete
                                        Vice President of Finance and
                                        Principal Accounting Officer



Date:  August 14, 2000