Form 10-Q
period 2000-09-30
ARIEL CORP
filed 2000-11-13
CIK 911167



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

For the quarterly period ended September 30, 2000                                   Commission file number: 0-25326

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

Common Stock, $.001 par value                                   13,073,920 shares outstanding
                                                                as of September 30, 2000



                                               Documents Incorporated by Reference: None


                                                           Ariel Corporation
                                                                 Index

Part I.  Financial Information

Item 1.  Financial Statements  (Unaudited)

         A.       Consolidated balance sheets as of September 30, 2000 and December 31, 1999
         B.       Consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999
         C.       Consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999
         D.       Notes to consolidated financial statements


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

Items 4. Submission of Matters to a Vote of Shareholders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                                                           ARIEL CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                                               (Unaudited)

                                                                                            September 30,    December 31,
                                                                                                 2000           1999
ASSETS

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ........................................................   $  3,915,528    $  7,088,431
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
             ACCOUNTS OF $332,867 IN 2000 AND $1,019,731 IN 1999 ........................      1,465,669       3,091,362
       OTHER RECEIVABLES ................................................................        242,074         383,676
       INVENTORIES, NET .................................................................      2,890,995       3,303,057
       PREPAID EXPENSES .................................................................        725,623         775,943
                                                                                                 -------         -------
                            TOTAL CURRENT ASSETS ........................................      9,239,889      14,642,469

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION ............................................................      1,269,793       1,387,128

GOODWILL, INTANGIBLE ASSETS AND OTHER, NET ..............................................      1,465,399       3,787,475
                                                                                               ---------       ---------

       TOTAL ASSETS .....................................................................   $ 11,975,081    $ 19,817,072
                                                                                            ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE .................................................................   $    483,342    $  1,190,807
       ACCRUED EXPENSES .................................................................      2,593,004       3,510,566
       CURRENT PORTION OF CAPITAL-LEASE OBLIGATION ......................................        126,438         126,438
       CURRENT PORTION OF LONG-TERM DEBT ................................................        541,406       1,895,926
       ROYALTIES PAYABLE ................................................................         91,210          91,210
                                                                                                  ------          ------
                            TOTAL CURRENT LIABILITIES ...................................      3,835,400       6,814,947


CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION ........................................        133,303         215,901
LONG-TERM DEBT ..........................................................................      1,400,666       1,788,985


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                          ISSUED AND OUTSTANDING - 13,073,920 AT SEPTEMBER 30, 2000
                                 AND 10,832,597 AT DECEMBER 31, 1999 ....................         13,074          10,833

       ADDITIONAL PAID-IN CAPITAL .......................................................     46,436,667      37,627,809
       UNREALIZED LOSS ON FOREIGN CURRENCY TRANSLATION ..................................       (963,309)       (503,711)
       ACCUMULATED DEFICIT ..............................................................    (38,880,720)    (26,137,692)
                                                                                             -----------     -----------
                            TOTAL STOCKHOLDERS' EQUITY ..................................      6,605,712      10,997,239

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .........................................   $ 11,975,081    $ 19,817,072
                                                                                              ==========      ==========




                                The accompanying notes are an integral part of the financial statements.



                                                        ARIEL CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                                        2000            1999            2000            1999
                                                                     ------------    ------------    ------------    ------------

SALES ..............................................................$  2,180,597    $  2,869,593    $  5,350,029    $  8,694,254

COST OF GOODS SOLD ................................................... 1,253,346       1,133,081       3,143,102       3,654,950
                                                                     ------------    ------------    ------------    ------------
       GROSS PROFIT ..................................................   927,251       1,736,512       2,206,927       5,039,304

EXPENSES:
     SALES AND MARKETING ............................................. 1,318,727       1,102,758       4,187,263       4,258,553
     GENERAL AND ADMINISTRATIVE ...................................... 1,482,279       1,723,805       4,476,833       5,370,956
     RESEARCH AND DEVELOPMENT ........................................ 1,307,543       1,425,861       3,976,823       4,230,325
     RESTRUCTURING AND SPECIAL CHARGES ...............................         0         369,528       2,356,656         369,528
                                                                     ------------    ------------    ------------    ------------
         TOTAL OPERATING EXPENSES .................................... 4,108,549       4,621,952      14,997,575      14,229,362
                                                                     ------------    ------------    ------------    ------------
       LOSS FROM OPERATIONS ..........................................(3,181,298)     (2,885,440)    (12,790,648)     (9,190,058)

INTEREST INCOME ......................................................   100,952          85,384         341,107         378,734

INTEREST EXPENSE .....................................................   (65,546)       (119,899)       (313,195)       (411,950)

OTHER INCOME, NET ....................................................     1,404         (64,038)         19,708         (35,463)
                                                                     ------------    ------------    ------------    ------------
      LOSS BEFORE INCOME TAXES .......................................(3,144,488)     (2,983,993)    (12,743,028)     (9,258,737)

      PROVISION FOR INCOME TAXES .....................................         0               0               0               0
                                                                     ------------    ------------    ------------    ------------
      NET LOSS .....................................................($ 3,144,488)   ($ 2,983,993)   ($12,743,028)   ($ 9,258,737)
                                                                     ------------    ------------    ------------    ------------


OTHER COMPREHENSIVE  INCOME /(LOSS), NET OF TAX:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ....................      (19,450)         81,807        (303,335)       (213,346)
                                                                     ------------    ------------    ------------    ------------
      COMPREHENSIVE LOSS .......................................... ($ 3,163,938)   ($ 2,902,186)   ($13,046,363)   ($ 9,472,083)
                                                                    =============    ============    ============    ============

      BASIC  LOSS  PER SHARE ....................................    $     (0.24)    $     (0.31)          (1.01)    $     (0.95)
                                                                     ============    ============    ============    ============

      DILUTED  LOSS  PER SHARE ..................................    $     (0.24)    $     (0.31)          (1.01)    $     (0.95)
                                                                     ============    ============    ============    ============


       BASIC WEIGHTED AVERAGE NUMBER OF
                COMMON SHARES OUTSTANDING .......................     13,073,920       9,760,150      12,610,958       9,760,150
                                                                      ==========       =========      ==========       =========

       EFFECT OF DILUTIVE OPTIONS ...............................              0               0               0               0

       DILUTED WEIGHTED AVERAGE NUMBER OF
                COMMON SHARES OUTSTANDING .......................     13,073,920       9,760,150      12,610,958       9,760,150
                                                                      ==========       =========      ==========       =========


                                   The accompanying notes are an integral part of the financial statements.



                                                                 ARIEL CORPORATION
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)


                                                                                             For The Nine Months Ended September 30,

                                                                                                        2000            1999
                                                                                                     ============    ============
Cash flows from operating activities:
Net Loss ........................................................................................   ($12,743,028)   ($ 6,274,744)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ............................................................        695,812         458,780
       Amortization of goodwill & intangibles ...................................................        515,465         515,930
       Amortization of debt issuance costs ......................................................        209,239          32,181
       (Recovery) /Provision for doubtful accounts ..............................................        (53,002)        270,093
       Provision / (Recovery) for inventory obsolescence ........................................        737,391         (65,321)
       Non-Cash compensation expense ............................................................         89,817               0
       Non-Cash restructuring and special charges ...............................................      2,050,511               0
(Increase) decrease in assets:
       Accounts receivable ......................................................................      1,669,135         961,142
       Other receivables ........................................................................       (170,599)        261,030
       Inventories ..............................................................................       (334,077)        810,959
       Other assets .............................................................................        (56,664)       (117,030)
Increase (decrease) in liabilities:
       Accounts payable and accrued expenses ....................................................     (1,381,825)     (2,820,300)
       Royalties payable, related parites .......................................................              0         (53,389)
                                                                                                     ------------    ------------
             Net cash used in operating activities ..............................................     (8,771,824)     (6,020,669)
                                                                                                     ------------    ------------

Cash flows from investing activities:
       Purchase of equipment ....................................................................       (588,007)       (349,366)
                                                                                                     ------------    ------------
             Net cash used in investing activities ..............................................       (588,007)       (349,366)
                                                                                                     ------------    ------------

Cash flows from financing activities:
       Principal payments on capital lease obligation ...........................................        (82,598)              0
       Principal payments on term-note ..........................................................       (376,917)       (575,888)
       Principal payments on revolving credit ...................................................     (1,353,108)              0
       Proceeds from exercise of common stock options and warrants ..............................      8,067,217               0
                                                                                                     ------------    ------------
              Net cash provided by (used in) financing activities ...............................      6,254,594        (575,888)
                                                                                                     ------------    ------------


Effect of exchange rate changes on cash .........................................................        (67,666)        (24,085)

Net decrease in cash ............................................................................     (3,172,903)     (6,970,008)

       Cash and cash equivalents, beginning of year .............................................      7,088,431      17,996,575

                                                                                                     ------------    ------------
Cash and cash equivalents, end of period ........................................................   $  3,915,528    $ 11,026,567
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

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999. The results for interim periods are not necessarily indicative of results for the full year.


Liquitity and future funding needs
----------------------------------
     As of September 30, 2000, the Company had working capital of $5,402,641, including cash and cash equivalents of $3,915,528. The Company's use of working capital may be negatively impacted by its ability to convert current inventories and accounts receivable into cash. Inventories net of reserves for excess and obsolete material were $2,890,995 as of September 30, 2000. The Company has incurred substantial operating losses and has an accumulated deficit of $38,882,567 as of September 30, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment
Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. Based upon the Company's current backlog and projections, the Company will have sufficient cash and cash equivalents to meet its operating needs through the end of 2000. However, without an increase in revenue or a reduction of costs, based on its current cash utilization, the Company will exhaust its cash in the first quarter of 2001. Therefore, the Company will be required to implement a cost reduction plan or raise additional funds in the first quarter of 2001. The Company will delay or eliminate some expenditures and planned operations in both North America and Europe will be scaled back or the Company will need to raise additional funds to meet obligations. It will seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2. Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. The Company must adopt SFAS No. 133 no later than January 1, 2001, however, the Company does not believe that such adoption will have a material effect on its consolidated results of operations and financial position.

     In December 1999, the Securities and Exchange Commission (``SEC'') issued Staff Accounting Bulletin No. 101(``SAB 101''), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (``SAB 101B''), Second
Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the fourth quarter of 2000; however, the Company does not believe it will have a material effect on the Company's historical results of operations or financial position.



3.       Restructuring and special charges

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

     The Company utilizes an undiscounted cash flows valuation method to measure the carrying value of goodwill not identified with long lived assets.
     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its president and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of September 30, 2000, $84,616 of the accrued severance has been paid.


4.       Inventories, net of allowance:
         Inventories, net of allowance, consists of the following:
                                                                        September 30,        December 31,
                                                                            2000                  1999
                                                                            ----                  ----

         Component Materials.............................................  $  488,422          $ 371,821
         Work-in process.................................................     757,532            814,923
         Finished Goods..................................................   1,645,041          2,116,313
                                                                            ---------          ---------
                                                                           $2,890,995         $3,303,057
                                                                           ==========         ==========


5.       Debt

     As of September 30, 2000 the Company had total debt of $1,942,072 consisting of a term note due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $1,920,929 and acquired foreign debt of $21,143.

     As of September 30, 2000, under its credit facility with Transamerica, outstanding debt of $1,920,929 remained on a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. Amounts previously drawn against a revolving credit line (Revolver), matured on June 12, 2000, and have been paid in full. The interest rate in effect on the term loan at September 30, 2000 was 12.099%.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations.

6.       Segment Data

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

     Summary information by segment as of and for the three and nine months ended September  30:

NORTH AMERICA:                                                          For the three months ended   For the nine months ended
                                                                             September 30, 2000          September 30, 2000

         Revenues from external customers ...................................   $  2,085,067                 $  5,040,149
         Intersegment revenues ..............................................          8,202                       49,562
         Segment profit / (loss) ............................................     (2,768,767)                  (9,685,888)
         Segment assets .....................................................   $ 10,694,842                 $ 10,694,842


EUROPE:

         Revenues from external customers ...................................   $     95,530                 $    309,880
         Intersegment revenues ..............................................              0                            0
         Segment profit / (loss).............................................       (382,354)                  (3,051,243)
         Segment assets .....................................................   $  1,280,240                 $  1,280,240



         A  reconciliation  of the Company's  segment losses to the  corresponding  consolidated  amounts for the three and nine months ended September 30, 2000 is as follows:

        Segment profit / (loss) ............................................      ($3,151,121)               ($12,737,131)
        Profit/(loss)  on intersegment revenues ............................            6,633                      (5,897)
                                                                                        -----                      ------
        Net loss .............................................................   ($ 3,144,488)               ($12,743,028)
                                                                                  ============                ============

7. Stock Purchase Agreement

     On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are exercisable as of September 1, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the agreement provided the average price is less than $6.875. Under the terms of the agreement, the Company filed a registration statement on April 4, 2000 to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.


     The agreement also calls for the issuance of additional shares at no cost to these investors should we sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of the agreement. This provision requires the Company to issue additional shares such that the average share price of these investors is equal to the then offered price. Additionally, these investors have the right of first refusal to participate in any offer to sell the Company's common stock, or securities convertible into common stock, within the next twenty-four months under the terms then offered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                                           Nine months ended
                                                                             September 30,

                                                                            2000     1999
                                                                            ----     ----
Sales ...................................................................    100      100

Cost of goods sold ......................................................     59       42
                                                                            ----     ----
     Gross profit .......................................................     41       58

Expenses
     Sales and marketing ................................................     78       49
     General and administrative .........................................     84       62
     Research and development ...........................................     74       49
     Restructuring and other charges ....................................     44        4
                                                                            ----     ----
     Total Operating Expenses ...........................................    280      164

Loss from operations ....................................................   (239)    (106)

Interest Income .........................................................      6        4

Interest Expense ........................................................     (6)      (4)

Other (expense) Income ..................................................      *        *
                                                                            ----     ----
    Loss before income taxes ............................................   (239)    (107)
    Income taxes ........................................................      -        -
                                                                            ----     ----

                 Net Loss ...............................................   (239)%   (107)%
                                                                             ====     ====
o  Total is less than 1%


Three months ended September 30, 2000 as Compared to three months ended September 30, 1999

Net Sales

     Worldwide sales were $2,180,597 for the three months ended September 30, 2000, a decrease of $688,996 compared to net sales of $2,869,593 for the three months ended September 30, 1999. Domestic sales were $2,035,550 for the three months ended September 30, 2000 compared to $2,776,644 for the three months ended September 30, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment
(RAS). Initially the Company pursued the RAS market through sales to manufacturers that focused primarily on selling remote access equipment to business enterprises. During 1999 the Company shifted its sales and marketing efforts to focus mostly on Internet service providers (ISPs) who account for an increasing amount of RAS equipment purchases. The domestic sales decrease of $741,094 was due to reduced demand for the Company's older DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such decreases were partially offset by sales of the Company's RAS and BypaSS7 products to ISPs. International sales were $145,047 for the third quarter of 2000 including U.S. exports of $49,517 and sales from European operations of $95,530. This as compared to $92,949 for the third quarter of 1999. The increase of $52,098 over prior year reflects an increase of US exports of RAS products, offset by a decrease in sales of BRI products at international subsidiaries.


Gross Profit

     Gross profit decreased by $809,261 to $927,251 for the three months ended September 30, 2000 from $1,736,512 for the three months ended September 30, 1999. Gross profit was reduced by $395,000 for additional inventory reserves recorded during the period. The Company introduced the RS4200 in the fall of 1999 which has improved price and performance over the RS2000. As a result, on-hand quantities of the RS2000, are in excess of expected demand, consequently, the Company reduced the carrying value of this product by taking an additional inventory write-down of $395,000 in the three month period ended September 30, 2000. The remaining value of RS2000's in inventory is approximately $350,000 at September 30, 2000. The Company will continue to review expected demand and adjust the carrying value of inventory as necessary. Gross profit percent for the three months ended September 30, 2000 was 61% before giving effect to this write down. This percentage includes approximately $287,000 of revenue for products which had been previously written down, resulting in higher gross margins rates.



Sales and marketing

     Sales and marketing expenses were $1,318,727 for the three months ended September 30, 2000 compared to $1,102,758 for the three months ended September 30, 1999. The increase of $215,969 is due to increases in public relations and investor relations of approximately $132,000 and increased salaries of approximately $78,000 related to the addition of a new VP of sales, as well as, the addition of three new sales representatives. Additionally, expenses incurred for consulting services added approximately $69,000 to the overall increase for the period. Such increases were offset by reduced participation in trade shows during the third quarter of 2000 versus the same period last year.

General and administrative

     General and administrative expenses were $1,482,279 for the three months ended September 30, 2000 compared to $1,723,805 for the three months ended September 30, 1999. The decrease of $241,526 reflects a reduction in amortization expense of approximately $200,000 for the three months ended September 30, 2000 as compared to the same period last year . Such decreases were due to the June 30, 2000 write-down of goodwill related to the Company's French subsidiary. Additionally, cost incurred for recruiting were approximately $100,000 less for the three months ended September 30, 2000 versus the same period last year. The Company further reduced costs related to its European operations, which contributed approximately $210,000 to the overall decrease in general and administrative expenses. Such decreases were partially offset by increases in expenses of approximately $140,000 for legal and accounting fees and other outside professionals, as well as, an increase in compensation expense of approximately $105,000 related to the appointment of a new President and CEO.

Research and Development

     Research and development expenses were $1,307,543 for the three months ended September 30, 2000 compared to $1,425,861 for the three months ended September 30, 1999. The decrease of $118,318 is comprised primarily of decreases in salaries and related expenses of $241,284. Such decreases were offset by increases in contract labor and material costs of approximately $102,152 for engineers related to the development of Linux related software and the Company's SS7 Gateway enabled remote access products. Variances in research and development labor costs reflect a trend in the engineering job market of acquiring engineering resources through independent contractors rather than full time employees.

     For the foregoing reasons the Company incurred a net loss of $3,144,488 for the three months ended September 30, 2000 as compared to losses of $2,983,993 for the three months ended September 30, 1999.

Nine months ended September 30, 2000 as Compared to Nine months ended September 30, 1999

Net Sales

     Worldwide sales were $5,350,029 for the Nine months ended September 30, 2000, a decrease of $3,344,225 compared to net sales of $8,694,254 for the nine months ended September 30, 1999. Domestic sales were $4,614,244 for the nine months ended September 30, 2000 compared to $7,826,462 for the nine months ended September 30, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment
(RAS). Initially the Company pursued the RAS market though sales to manufacturers that focused primarily on selling remote access equipment to business enterprises. During 1999 the Company shifted its sales and marketing efforts to focus mostly on Internet service providers (ISPs) who account for an increasing amount of RAS equipment purchases. The domestic sales decrease of $3,212,218 was due to reduced demand for the Company's DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such decreases were partially offset by sales of the Company's RAS products to ISPs. International sales were $735,785 for the nine months ended September 30, 2000 including U.S. exports of $425,905 and sales from European operations of $309,880. This as compared to $340,981 for the same period of 1999. The increase of $394,804 over prior year reflects and increase of US exports of RAS products, offset by a decrease in sales of BRI products at international subsidiaries.

Gross Profit

     Gross profit decreased by $2,832,377 to $2,206,927 for the nine months ended September 30, 2000 from $5,039,304 for the nine months ended September 30, 1999. Gross profit was reduced by $943,548 for additional inventory reserves recorded during the period. The Company introduced the RS4200 in the fall of 1999, which has improved price and performance over the RS2000. The RS4200 began shipping in March of 2000. As a result, on hand quantities of the RS2000 are in excess of future demand and reserves to write off approximately $720,000 of excess RS2000 inventory have been recorded through the nine months ended
September 30, 2000. The remaining value of RS2000's in inventory is approximately $350,000 at September 30, 2000. The Company will continue to review expected demand and adjust the carrying value of inventory as necessary. Additionally, certain older DSP products are expected to be in excess of future demand and a reserve of $223,000 was recorded during the nine months ended September 30, 2000 to write-off excess material. Gross profit percent for the nine months ended September 30, 2000 was 59% before giving effect to these write downs. The decrease in gross profit percentage was also impacted by certain fixed manufacturing overhead costs on reduced sales volume for the period. The decrease was partially offset by approximately $533,000 during the period, for products which had previously been written down, resulting in higher gross margins rates.


Sales and marketing

     Sales and marketing expenses were $4,187,263 for the nine months ended September 30, 2000 compared to $4,258,553 for the nine months ended September 30,1999. The decrease of $71,290 includes a decrease in sales commission of approximately $194,000 due to lower revenues as well as a reduction in wages of approximately $311,000 resulting from a restructuring of the sales organization completed in August of 1999. Such decreases were partially offset by increases in public relations and investor relations of approximately $417,000.

General and administrative

     General and administrative expenses were $4,476,833 for the nine months ended September 30, 2000 compared to $5,370,956 for the nine months ended September 30, 1999. The decrease of $894,123 reflects a reduction in amortization expense of approximately $250,000 for the nine months ended September 30, 2000 as compared to the year ago period. Such decreases were due to the write-down of goodwill related to the Company's French subsidiary, taken in the second quarter of 2000. Additionally, reserves for uncollectible accounts decreased by $285,000 year over year and cost incurred for recruiting and investor relations were approximately $139,000 and $114,000 less, respectively, for the nine months ended September 30, 2000 versus the same period last year. During the first nine months of fiscal year 2000, the Company further reduced costs related to its European operations, which contributed approximately $269,000 to the overall decrease in general and administrative expenses over the prior year period. Such decreases were partially offset by approximately $160,000 related to the amortization of non-cash financing cost.

Research and Development

     Research and development expenses were $3,976,823 for the nine months ended September 30, 2000 compared to $4,230,325 for the nine months ended September 30, 1999. The decrease of $253,502 is comprised primarily of decreases in salaries and related expenses of $261,281, as well as, a reduction in cost for recruiting and consulting of approximately $63,000 and $109,000, respectively.

     During the first nine months of fiscal year 2000, the Company further reduced costs related to its European operations, which contributed approximately $224,000 to the overall decrease in research and development expenses over the prior year period. Such decreases were offset by increases in depreciation and maintenance of approximately $65,000 for test lab equipment acquired in October 1999, as well as, labor and material costs of approximately $325,000 for engineers related to the development of Linux related software and the Company's SS7 Gateway enabled remote access products. Variances in research and developement labor costs reflect a trend in the engineering job market of acquiring engineering resources through independent contractors rather than full time employees.

Restructuring and special charges

     In June 2000 the board of directors approved a plan to phase out the Company's low end products and reduce ongoing investment in these products in Europe. Accordingly, the Company recorded a special non-recurring charge of approximately $2,356,000 including the impairment of goodwill of approximately $1,546,000 associated with the Company's 1998 acquisition of SCii Telecom, S.A. (see note 3 to the financial statements).

     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its president and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of September 30, 2000, $84,616 of the accrued severance has been paid.

     For the foregoing reasons the Company incurred a net loss of $12,743,028 for the nine months ended September 30, 2000 as compared to losses of $9,258,737 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are exercisable as of September 1, 2000. The exercise price of the warrants will be reset to the average market price for the five trading days preceding the one year anniversary date of the agreement provided the average price is less than $6.875. Under the terms of the agreement, the Company filed a registration statement on April 4, 2000 to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.

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

     As of September 30, 2000, the Company had working capital of $5,402,641, including cash and cash equivalents of $3,915,528. The Company's use of working capital may be negatively impacted by its ability to convert current inventories and accounts receivable into cash. Inventories net of reserves for excess and obsolete material were $2,890,995 as of September 30, 2000. The Company has incurred substantial operating losses and has an accumulated deficit of $38,882,567 as of September 30, 2000. It expects to continue to incur costs and expenses in excess of expected revenues as it continues to execute its business strategy in the Internet Service Provider (ISP) and Original Equipment
Manufacturer (OEM) markets. If the Company does not successfully execute its business strategy in the ISP and OEM markets, there is no assurance that the Company will generate sufficient cash flow from operations to meet anticipated operating needs and liquidate liabilities as they come due. Based upon the Company's current backlog and projections, the Company will have sufficient cash and cash equivalents to meet its operating needs through the end of 2000. However, without an increase in revenue or a reduction of costs, based on its current cash utilization, the Company will exhaust its cash in the first quarter of 2001. Therefore, the Company will be required to implement a cost reduction plan or raise additional funds in the first quarter of 2001. The Company will delay or eliminate some expenditures and planned operations in both North America and Europe will be scaled back or the Company will need to raise additional funds to meet obligations. It will seek to raise such amounts through a variety of options including borrowings and proceeds from future equity financing. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on its business, financial condition, and results of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As of September 30, 2000 the Company had total debt of $1,942,072 consisting of a term note due to Transamerica Business Credit Corporation's Technology Finance Division of Farmington Connecticut of $1,920,929 and acquired foreign debt of $21,143.

     Under its credit facility with Transamerica, outstanding debt of $1,920,929 as of September 30,2000 remains on a Term Loan payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. Amounts previously drawn against a revolving credit line matured on June 12, 2000 and have been paid in full. The interest rate in effect on the term loan at September 30, 2000 was 12.099%.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations.

     During the nine months ended September 30, 2000, there was a net decrease in cash and cash equivalents of $3,172,903. At September 30, 2000, cash and cash equivalents amounted to $3,915,528. Working capital amounted to $5,402,641 at September 30, 2000 compared to cash and equivalents of $7,088,431 and working capital of $7,827,522 at December 31, 1999.

     Net cash used in operating activities for the nine months ended September 30, 2000 amounted to $8,771,824. The negative cash flows from operations were due, primarily, to the Company's net loss of $12,743,028 reduced by non-cash expenditures related to depreciation, amortization, reserves and allowances of $2,194,722 and impairment of goodwill and restructuring charges of $2,050,511. Other operating cash uses included decreases in accounts payable and accrued liabilities of $1,381,825 as the Company paid down obligations of its subsidiary and accrued costs related to fiscal year end bonuses and accrued compensation. Such cash decreases were partially offset by increases due to the conversion of accounts receivable to cash of $1,669,135.

     Net cash used in investing activities for the nine months ended September 30, 2000 amounted to $588,007 due to the purchases of computer and peripheral equipment related primarily to engineering equipment for the SS7 Gateway project and acquisition of trade show booth equipment.

     Net cash increases due to financing activities for the nine months ended September 30, 2000 amounted to $6,254,594 which included proceeds of $8,067,217 from the February 24, 2000 stock purchase agreement net of costs and fees related to the transaction. The increase was partially offset by principal payments on debt and capital lease obligations of $1,812,623 during the nine-month period.

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

Part II.     Other Information

Item 1. Legal Proceedings - None
Item 2. Changes in Securities - None
Item 3. Defaults Upon Senior Securities -  None
Item 4. Submission of Matters to a Vote of Shareholders - None
Item 5. Other Information - None
Item 6. Exhibits and Reports on Form 8-K
        a) Exhibits-Exhibit 27 Schedule of Financial Data (Filed Electronically)

                                                               Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Ariel Corporation
                                                       -----------------------
                                                       Registrant



                                                        /S/ John R. Loprete
                                                       -----------------------
                                                       John R. Loprete
                                                       Vice President of Finance
                                                       and Principal Accounting
                                                                        Officer
Date:  November 13, 2000