Form 10-K
period 2000-12-31
ARIEL CORP
filed 2001-03-30
CIK 911167

                                      DRAFT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-25326


                                ARIEL CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3137699
---------------------------------           -----------------------------------
                                                (State of incorporation)
                                            (IRS Employer Identification Number)

    2540 Route 130, Cranbury, New Jersey                           08512
--------------------------------------------               --------------------
 (Address of principal executive offices)                       (Zip Code)

                                  609-860-2900
                                  -------------
                     (Telephone number, including area code)

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

                                    Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 15, 2001: $13,277,793.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 13,083,720 shares outstanding as of March 15, 2001.

Number of Pages -

Exhibit Index -

Documents incorporated by reference: None.

Item 1.  Description of Business

Overview

         We are a leading provider of open systems-based digital remote access equipment to Internet Service Providers ("ISPs"). Our remote access equipment is compatible with open systems platforms running a variety of popular operating systems, including Windows NT and Linux, and enables ISPs to build reliable, scalable and easy to manage networks at a cost that is significantly below other available alternatives.

         Remote access equipment enables a user dialing in over a standard telephone line to connect to a computer network. Because of the significant increase in Internet users, ISPs are faced with the challenge of providing access to a growing number of subscribers, including those subscribers who are staying connected to the Internet for longer periods of time. In addition, ISPs must also find cost effective ways to expand their networks and computer systems to provide additional services such as Internet telephony, fax and voice over the Internet and unified messaging. Our products enable ISPs to use standard PC Systems to build remote access server concentrators (the equipment used to connect multiple users simultaneously to the Internet). Leveraging our expertise and experience in developing digital signal processing systems and led by new senior management, we are targeting the approximately 8,000 small to mid-sized ISPs (with less than 100,000 subscribers).

         In 1999 the Company introduced a new family of dial-up Internet access solutions we call the PowerPOP architecture, which leverages industry standard hardware, software and applications. Our PowerPOP architecture enables us to take advantage of the increasing performance and plummeting prices of PC-based Systems to provide ISPs with more responsive, reliable and flexible networks while significantly reducing capital equipment costs and simplifying network and systems management. We sell our products to ISPs primarily through one distributor.

         We have historically provided, and will continue to provide, remote access products and digital signal processing (DSP) products to OEMs who integrate our components into their products. Because integration of our complex components involves a significant amount of technical development and testing by the OEM, our product is generally used for the duration of the OEM's product-life. We sell our products to OEMs though our direct sales force. We intend to continue to offer our component products to OEMs, including those OEMs who sell products in the ISP market.

Our Corporate History

         Founded in 1982, we were one of the first providers of digital signal processing application development tools. In the mid-1990s, we evolved from being a provider of digital signal processing application development tools to supplying digital signal processing-based subsystems to OEMs and government contractors. Our products are incorporated into a variety of applications, including medical instrumentation, machine vision, professional audio, sonar, radar and multimedia.

         In the mid-1990s, we introduced a series of products aimed at the computer telephony integration market. Computer telephony integration products provide additional functionality which allows standard computers to connect to telephone lines, initiate, receive, transmit, store and otherwise manipulate voice and data telephone communications. Our initial product, the CTI Modem, is used for Internet access, online services and transaction processing.

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

         In 1997, we also announced our intent to focus on the remote access equipment market through product offerings that provide high density and cost effective remote access solutions based on industry standard PC platforms. We developed a Windows NT-based remote access solution, which was adopted by Compaq. By late 1998, widespread use of the Internet and improved Internet security led enterprises to outsource their remote access needs to ISPs. As a result, Compaq changed their strategy and there are no revenues from Compaq in 2000 and 1999 as compared to $4.4 million in 1998.

         While sales to OEM customers generate a majority of our revenues, today we are focused on developing and marketing remote access solutions that leverage industry standard hardware, software and applications to small and mid-sized ISPs and competitive local exchange carriers (CLECs).

Industry Overview

The ISP Market

         The Internet has emerged as a global communications medium, enabling millions of people to gather information, communicate and conduct business electronically. International Data Corporation estimates that there were approximately 250 million Internet users worldwide in 2000 and that the number of users will grow to over 500 million by the end of 2003. As a result, the demand for equipment to expand Internet access is growing at an unprecedented rate.

         ISPs are commonly grouped into categories based on the size of their customer or subscriber base. Large ISPs are generally those with more than 100,000 subscribers. These include ISPs such as America Online, EarthLink, The Microsoft Network, AT&T, Concentric Network and MCI WorldCom. Mid-sized ISPs typically have between 20,000 and 100,000 subscribers and are generally focused in a defined geography, either a metropolitan area or region. Small ISPs have under 20,000 subscribers. Boardwatch Magazine's directory of ISPs lists more than 8,000 small and mid-sized ISPs in the United States.

        The vast majority of Internet access is through dial-up or analog telephone connections using a PC and a modem. An ISP's network consists of POPs established in various locations throughout its service area, and a network operations center where the ISP's high speed connection to the Internet resides. When a subscriber's call reaches the POP, it is connected to a port. A port is one of many modems located within a remote access concentrator, which allows multiple persons to be connected simultaneously. The subscriber's call is converted to a digital network connection in the POP from which an ISP maintains a high-bandwidth connection called the backhaul- connecting the POPs to its network operations center.

         As demand for Internet access grows, ISPs are expanding the number of POPs that they maintain and are increasing the number of ports within many of their POPs to accommodate a growing number of new subscribers and subscribers staying connected to the Internet for longer periods of time. Remote access server concentrators range in size from 24 ports to hundreds of ports, with the highest sales volume models generally supporting 48 to 96 ports.

Market Trends

         Due to a broad combination of factors including deregulation of the telecommunication industry, competition between network service providers and advances in technology, ISPs are experiencing significant change. In this context, we believe we are well positioned to take advantage of the following major trends in our industry:

         Proliferation of PC-based servers. Remote access concentrators have traditionally been designed as closed "black box" systems using proprietary hardware and software. Customer-driven modifications or the need for additional features can only be accommodated by each respective manufacturer, which can be expensive and slow to market. Further, given that the systems are proprietary, end users are required to understand the specific details associated with each system. The combination of the increase in the processing power of PC central processing units, and the rapid maturation of PC operating systems such as Windows NT/Windows 2000 and Linux, have enabled the functions of a remote access concentrator to be delivered as an upgrade to a standard PC server instead of requiring a "black box." This approach offers ISPs many advantages, including equipment cost savings of up to approximately 40% (due in part to decreasing PC prices) and easier operation. We believe that the remote access market will transition from using special-built boxes to industry standard hardware, software, applications and development tools as a result of the advances in performance, scalability and reliability of open systems.

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

         Emergence of CompactPCI standard to meet Telco needs. Supported by many industry leaders, the CompactPCI standard enables the development of equipment using PC system standards that meet the requirements for high reliability carrier-grade applications. We were the first company to offer CompactPCI remote access plug-in cards that adhere to this new standard. Improvements in open Systems capabilities, price reductions and the advent of CompactPCI combine to create new opportunities for standards-based systems in high-end ISP environments.

Ariel's Approach

         We have developed a new ISP network architecture and a new family of products that enable ISPs and other network service providers to build and scale their infrastructure using open systems platforms. The proprietary means by which we have integrated our products' capabilities into standard PCs enables our products to more fully and more easily integrate the hardware/system/network models expected by Windows NT, Windows 2000 and Linux operating systems. This ensures compatibility with the full repertoire of communications systems services and applications built for these operating systems.

         Introduced in 1999, the PowerPOP architecture is a new approach to designing ISP networks. The PowerPOP architecture provides an alternative to the dumb remote access concentrators that ISPs currently use to equip POPs. The PowerPOP architecture combines standard PC servers running a standard off-the-shelf PC operating system (Windows NT or Linux) with one or more of our plug-in cards. ISPs use these new servers to perform all the functions of a remote access concentrator and to enable the POP to autonomously provide critical network services. The typical ISP network architecture is based on a central network operations center, connected to a number of dumb POPs. These include services needed to obtain the numerical addresses of Internet Resources ("Domain Name Services"), the mechanisms that allow a subscriber to log in to an ISP's network with a user name and password (called RADIUS) and tools to improve the response time for both recently and frequently accessed web content (called web caching).

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

         New ISPs face the challenge of building an entirely new network from scratch. These ISPs can also use the PowerPOP architecture to substantially reduce the initial cost and complexity of their network. A traditional approach would require a minimum of three boxes-- a remote access concentrator, a PC server and a router- for connection to the Internet. Using the PowerPOP architecture, all the services and capabilities required to become an ISP can be deployed in a single PC server system. Additional capacity can be added by installing additional systems either in the network operations center or in new remote POPs.

         PowerPOP offers ISPs the following benefits:

         Reduced equipment costs. We believe our PowerPOP architecture redefines the economics of remote access. Using a standards-based platform reduces equipment costs and operating expenses. By leveraging the price erosion and performance increases in PC systems and compared to traditional remote access equipment, a solution built with our technology can be priced at approximately 40% less per port using standard rackmount PC Systems and open standard operating systems such as Windows NT and Linux.

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

Products

         In 2000 we offered two families of products: remote access products that are sold to ISPs and OEMs and high-performance general purpose digital signal processing (DSP) products that are sold only to OEM customers for inclusion in their products. In June 2000 we notified our DSP customers that we would no longer offer certain DSP products due to the lack of availability of component parts and the prohibitive cost of production, testing and technical support for these older products.

         Remote Access Products. Our remote access products are plug-in cards and software that enable standards-based systems to provide remote access services using off-the-shelf operating systems such as Windows NT and Linux. Plug-in cards are electronic circuits that are compatible with the system expansion connectors built into standard PC systems.

         In 1999 we launched our fourth generation of remote access products for Windows NT and Linux the RS4200 family based upon the Ariel Access Architecture and incorporating the most recent developments in digital signal processing technology. The RS4200 family was built to meet the demanding requirements of both ISPs and OEM specifications.

         In 2000 we introduced our BypaSS7 gateway by connecting additional hardware and software to PCs equipped with our RS4200. BypaSS7 adds system signaling software used in the public system telephone network (PSTN) and allows ISPs and CLECs to offer low cost network access via inter-machine trunk lines
(IMTs) . BypaSS7 is currently available for data connections to the PSTN and is the first complete system solution offered by us including installation and service.


---------------------- ------------------------------------------------------------------------------------ --------
       Product                                      Technical Specifications                                 Date
---------------------- ------------------------------------------------------------------------------------ --------
RS4200                 2 PCI card set; Up to 120 DSP-based Modems, V.90, FOIP and VOIP capable; 4 T1/E1      1999
                       Telco Interfaces, Windows NT and Linux
---------------------- ------------------------------------------------------------------------------------ --------
BypaSS7                Dual Redundant SUN Netra-T Solaris servers, proprietary SS7 Signaling application     2000
                       uses ADC NewNet SS7 stack
---------------------- ------------------------------------------------------------------------------------ --------
RS2000                 PCI; Up to 30 V.90 Digital Modems 2 T1/E1 Telco                                       1998
---------------------- ------------------------------------------------------------------------------------ --------
RS2000C                CompactPCI bus; Up to 30 Digital V.90 Modems; 2 T1/E1 Telco Interfaces                1998
---------------------- ------------------------------------------------------------------------------------ --------
RS1000                 2 PCI card set; Up to 30 56K Modems 2 T1/E1 Telco                                     1997
---------------------- ------------------------------------------------------------------------------------ --------
T1 Modem Plus          ISA bus; Up to 30 Analog Modems, 56K Capable                                          1996
---------------------- ------------------------------------------------------------------------------------ --------
T1 Modem               ISA bus; Up to 30 Analog Modems                                                       1996
---------------------- ------------------------------------------------------------------------------------ --------


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


-------------------------------- -------------------------------------------------------------------------- --------
           Product *                                     Technical Specifications                            Date
-------------------------------- -------------------------------------------------------------------------- --------
DC-5                             ISA: Custom-built Telco/Modem                                               1994
-------------------------------- -------------------------------------------------------------------------- --------
COMMIO / IP                      VME: DSP320C40; modular expansion for signal Input/Output                   1995
-------------------------------- -------------------------------------------------------------------------- --------
DSP 56                           ISA: DSP56001; 2 channels of Auto Input/Output                              1988
-------------------------------- -------------------------------------------------------------------------- --------
DSP 96                           ISA: DSP96002; 2 channels of Audio Input/Output                             1990
-------------------------------- -------------------------------------------------------------------------- --------
DSP C40                          ISA: DSP320C40; 2 channels of Audio Input/Output                            1993
-------------------------------- -------------------------------------------------------------------------- --------
HYDRA II & VSB                   VME: Quad DSP320C40                                                         1995
-------------------------------- -------------------------------------------------------------------------- --------
KEOPS                            PCI: Quad DSP3210 with optical Audio Input/Output                           1995
-------------------------------- -------------------------------------------------------------------------- --------
VC 40 / HYDRA PLUS               VME: Quad DSP320C40                                                         1995
-------------------------------- -------------------------------------------------------------------------- --------


* - In June 2000 we notified our DSP customers that we would no longer offer certain DSP products due to the lack of availability of component parts and the prohibitive cost of production, testing and technical support for these older products, therefore, these products are no longer generally available after December 31, 2000.

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

         Our research and development expenditures totaled $6.7 million, $5.7 million and $5.3 million in 1998, 1999 and 2000, respectively. We perform our research and product development activities at our facilities in Cranbury, New Jersey and Paris, France.

Manufacturing and Quality Control

         Substantially all of the manufacturing of our products is outsourced. The primary contract manufacturing companies we use are Reptron Manufacturing Services and JRE Inc. both located in the United States. This allows us to focus our resources on product research and development, marketing and sales and customer support. Our internal manufacturing operations consist primarily of production of prototypes, testing, manufacturing and test engineering, materials purchasing and inspection and quality control. We monitor the performance and quality of the work performed by our outside contractors by using internal quality assurance procedures and by making regular visits to manufacturing facilities.

         Ensuring adequate and flexible production capacity, continuous cost reduction and superior product quality are top priorities of our manufacturing efforts. We achieve our manufacturing goals by:

         o working closely with our contract manufacturers during the product design and build phases;

         o effectively managing a limited number of the most qualified suppliers; and

         o  constantly improving upon our product performance tests.

         Our products are manufactured with components and subassemblies supplied by subcontractors to our specifications. We have purchased digital signal processing chips and certain other components from Texas Instruments, Lucent Technologies, Conexant, Motorola and Analog Devices, each of which manufactures and is the sole supplier of the digital signal processing chips upon which some of our products have been developed. We purchase modems for our RS4200 from Mapletree Networks. Although we have not experienced any material difficulties in obtaining supplies or manufactured products, any reduction or interruption in supply or manufacturing from these third parties would adversely affect our ability to deliver products.

Sales and Marketing

         We market our products principally to ISPs, CLECs and networking and communications OEMs. We sell our products to ISPs through our direct sales force, value added resellers and distributors. Resellers and integrators custom-configure systems with components from Intel, IBM, Compaq, Ariel and others to ISP specifications and deliver directly to ISPs. This approach to delivering products is similar to the low-cost delivery models of the PC industry and ensures that the ISP can obtain its specific desired configuration at a competitive price.

         We also market our products to OEM's in the United States and Europe primarily through a direct sales force and through independent sales representatives. Internationally, we also sell our products through value added resellers and distributors in Europe, Israel and the Far East. We maintain sales offices in Dortmund, Germany, and Paris, France.

          Our marketing communications activities have been outsourced to a number of specialized outside agencies. We obtain most new sales prospects through advertising, existing customers, strategic relationships and trade show participation. Our principal marketing activities include display advertising in trade publications, direct mail, trade show participation and a home page on the Web.

Technical Support

         Technical support is provided by application engineers or customer service employees located at our headquarters. We offer web, fax, pager, telephone and electronic mail support to assist our customers. ISPs are supported by our telephone support staff, a password protected section of our website, and, when required, by onsite visits.

         OEMs support their own customers, however, our telephone support staff provides support for OEMs during their development phase and, given that OEMs have substantial technical knowledge, they are often also supported directly by our engineering department. Development consultation support for OEM engineers in developing their products is provided on a for-fee basis.

         In addition to assisting OEM customers in their own development projects, we also have processes and capabilities in place to perform custom engineering to provide OEMs with products that meet their precise requirements.

         Our products are covered by a 5-year limited warranty against defects in manufacture. Product replacement is the most common mechanism used to resolve product defect issues. Our support engineering staff has created an innovative "Spare In The Air" program to ensure the delivery of replacement products within 24 hours of a reported failure. Extended service contracts are also available.

Customers

         We market our products to two groups of customers-- small and mid-sized ISPs in the United States and networking and communications OEMs worldwide. While the products we sell to ISPs and OEMs are similar, OEMs generally incorporate our products into theirs before reselling to the end user. Some of our OEM customers include PSI Net, Motorola, Lockheed Martin, UT Starcom and AT&T. Two customers, PSI Net at 20% and Motorola at 11% represented greater than 10% of sales for the year ended December 31, 2000. Three customers represented 45% of sales for the year ended December 31, 1999, including sales to Motorola, Transaction Network Services and Lockheed Martin, which represented 22%, 11% and 12% respectively. In Europe, we sell our full range of products to telecommunications OEMs. In June 2000 we discontinued sales of our line of ISDN terminal adapters (acquired with Scii Telecom S.A.). During 1998 three of our customers represented 52% of our sales. Sales to Compaq accounted for 25% of our total sales and sales to Cabletron and Transaction Network Systems represented 14% and 13%, respectively. As a result of the decline of the enterprise remote access market in late 1998, there have been no sales to Compaq since 1998.

Competition

         The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We compete principally on the basis of (1) the flexibility, scalability, quality, ease of use, reliability and cost effectiveness of our products and (2) our reputation and the depth of our expertise, customer service and support.

         We compete directly or indirectly with the following categories of companies: (I) other small companies that sell remote access server equipment, such as Interphase, Avail and Netaccess, (2) large, well-established companies that sell remote access server equipment such as Ascend/Lucent, Cisco, and 3Com,
(3) third party modem board manufacturers, such as Equinox and Digi International and (4) manufacturing departments within our OEM customers. Because the markets in which we compete are rapidly evolving, additional competitors with significant market presence and financial resources, including large telecommunications equipment manufacturers and computer hardware and software companies, may enter these markets and further intensify competition.

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

         Ariel BypaSS7 and PowerPOP are trademarks of Ariel. All other trademarks and service marks appearing in this memorandum are trademarks or service marks of the respective companies that use them.

Backlog

         Backlog shippable within a twelve-month period was approximately $.9 million at December 31, 2000. Backlog was $.5 million at December 31, 1999 and approximately $2.1 million at December 31, 1998. Our order trend is characterized by delivery cycles that range from several days to quantities deliverable over several months. Further, customers may revise scheduled delivery dates or cancel orders. Accordingly, the portion of sales in each fiscal quarter derived from backlog at the beginning of such quarter varies based on the customer's required delivery dates.

Employees

         As of December 31, 2000, we had 67 employees, including 6 in Europe and 2 part-time employees. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe our relationship with our employees is satisfactory.

Item 2.  Properties

         We maintain office and light assembly space comprising approximately 30,000 square feet at 2540 Route 130, Cranbury, New Jersey pursuant to a lease, expiring January 2006. The annual rent is approximately $420,000 . We also maintain branch or subsidiary offices in Paris, France, and Dortmund, Germany.

Item 3.  Legal Proceedings

         We are not engaged in any material legal proceedings. We may from time to time become a party to various legal proceedings in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Securities Holders

         On February 15, 2001 we held a special meeting of stockholders through the solicitation of proxies. The meeting was originally scheduled for December 20, 2000 and adjourned until February 15, 2001 in order to obtain the necessary quorum to conduct the business of the meeting. The stockholders voted on a proposal concerning the issuance of 2,151,000 shares of common stock upon the exercise of warrants issued by us in conjunction with a private placement of common stock completed on February 24, 2000 and to approve the issuance to the investors in the February 2000 private placement of up to 2,151,000 additional warrants.

         The voting totals were as follows:
               For:  5,037,829           Against: 776,287     Abstain: 765,537

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded on the Nasdaq National Market under the symbol "ADSP". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock, as reported by the Nasdaq National Market:

                                            High               Low
1999
1st  Quarter . . . . . . . . . . . . .    $ 3   3/8         $ 1  5/8
2nd  Quarter . . . . . . . . . . . . .      3 15/16                2
3rd  Quarter . . . . . . . . . . . . .      6  9/16           1  7/8
4th  Quarter . . . . . . . . . . . . .           37           2  3/4

                                            High               Low
2000
1st  Quarter . . . . . . . . . . . . .    $12   3/8          $ 6  3/4
2nd  Quarter . . . . . . . . . . . . .      7 13/16            2  9/16
3rd  Quarter . . . . . . . . . . . . .      3  7/16            1 11/32
4th  Quarter . . . . . . . . . . . . .      2  7/16               9/16

2001

January 1 through  March 15,  2001 . .    $ 1 23/32          $   25/32

         As of December 31, 2000, the closing historical high and low prices of our common stock as reported on the Nasdaq National Market were $ 12 3/8 occurring on March 9, 2000 and $ 9/16 occurring on December 26, 2000, respectively. As of December 31, 2000, we had 127 holders of record of our common stock. There are approximately 14,600 beneficial owners of our common stock.

Dividend Policy

         No cash dividends have been declared on the Company's common stock through March 15, 2001 and the Board of Directors has no current intention to declare or pay dividends on the common stock in the foreseeable future.

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

Item 6.  Selected Financial Data

         The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets as of December 31, 1999 and 2000 and the related consolidated statements of income for each of the three years ended December 31, 2000 and notes thereto appear elsewhere herein. The report of PricewaterhouseCoopers LLP which also appears herein contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 1 to such financial statements. You should read this data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K.


                                                                 Year Ended December 31,

Consolidated Statements of
Operations Data:                                       1996             1997             1998             1999             2000
                                                       ----             ----             ----             ----             ----
Sales .........................................    $ 13,030,637     $ 13,201,916     $ 17,445,829     $ 11,626,546     $  8,007,074
Cost of goods sold ............................       6,482,147        7,180,241       11,965,220        5,096,014        4,497,804
                                                   ------------     ------------     ------------     ------------     ------------

Gross profit ..................................       6,548,490        6,021,675        5,480,609        6,530,532        3,509,270

Operating Expenses:
     Selling and  marketing ...................       3,952,723        4,400,786        5,265,542        5,634,070        5,683,349
     General and administrative ...............       6,383,192        6,145,088        9,710,275        7,312,680        6,277,270
     Research and development net .............       5,758,413        8,182,584        6,722,905        5,688,414        5,321,127
     Restructuring charge .....................              --          379,454               --          369,528        2,356,656
                                                   ------------     ------------     ------------     ------------     ------------

Total operating expenses ......................      16,094,328       19,107,912       21,698,722       19,004,692       19,638,402

Loss from operations ..........................      (9,545,838)     (13,086,237)     (16,218,113)     (12,474,160)     (16,129,132)

Gain on sale of assets ........................              --               --       29,537,896               --               --

Total other income (expense) ..................         744,381          324,838         (874,645)         (25,655)          57,142

Income/(loss) before income taxes .............      (8,801,457)     (12,761,399)      12,445,138      (12,499,815)     (16,071,990)
                                                   ------------     ------------     ------------     ------------     ------------
Income tax expense (benefit) ..................              --               --          368,632               --         (423,938)
                                                   ------------     ------------     ------------     ------------     ------------
Net income/(loss) .............................    $ (8,801,457)    $(12,761,399)    $ 12,076,506     $(12,499,815)    $(15,648,052)
                                                   ============     ============     ============     ============     ============

Earnings/(loss) per share
     Basic ....................................    $      (1.10)    $      (1.39)    $       1.25     $      (1.27)    $      (1.23)
     Diluted ..................................    $      (1.10)    $      (1.39)    $       1.11     $      (1.27)    $      (1.23)

Weighted average number of
     common shares outstanding:
     Basic ....................................       7,979,249        9,161,758        9,652,664        9,843,402       12,726,382
                                                   ------------     ------------     ------------     ------------     ------------
     Diluted ..................................       7,979,249        9,161,758       10,843,215        9,843,402       12,726,382
                                                   ------------     ------------     ------------     ------------     ------------


Consolidated Balance Sheet Data: ..............        1996             1997             1998             1999             2000
                                                       ----             ----             ----             ----             ----
Cash, cash equivalents and marketable
securities ....................................    $ 10,625,960     $  2,645,864     $ 17,996,575     $  7,088,431     $  1,129,246

Working capital ...............................      13,795,614        4,329,018       12,632,033        7,827,522        2,385,855

Equipment, net ................................       2,036,897        2,382,645        1,365,354        1,387,128        1,261,112

Total assets ..................................      20,103,064       11,121,667       33,682,380       19,817,072        9,208,051

Long-term debt and capital leases .............              --        2,367,147          332,834        2,004,886        1,373,687

Stockholders equity ...........................      16,198,896        5,133,213       19,705,497       10,997,239        3,718,191

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the accompanying notes set forth on pages F-1 through F-24.

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

         In 1997, we also announced our intention to focus on the remote access equipment market through product offerings that provide high density and cost-effective remote access solutions based on industry standard PC platforms. We developed the T1 Modem and Tl Modem Plus products, Windows NT-based remote access solutions, for this market. Target customers for these products were OEMs that wanted to integrate remote access capability into their computers. A major PC manufacturer, Compaq, adopted the Tl Modem Plus remote access solution in March 1998.

         By late 1998, widespread use of the Internet and improved Internet security led enterprises to outsource their remote access needs to ISPs. This led to the decline of Compaq's primary remote access market, the enterprise remote access market, and our revenues from Compaq decreased from a total of $4.4 million in 1998 to zero for the periods ended December 31, 2000 and December 31, 1999.

         Our ability to successfully execute our new business strategy is critical to the future performance of our business. During the second quarter of 1999 we changed our business strategy to focus on the ISP market following the decline of the enterprise remote access market and we continued to focus on ISPs through 2000. Historically, we have derived substantially all of our revenues from product sales to OEMs and PC manufacturers. As we focus our efforts on the ISP market, we expect sales to OEMs to represent a declining percentage of our total revenue in the future if our business strategy is successful. Because the ISP market is a new market for us, and the equipment we have developed for that market has only recently been introduced, we have limited experience in selling our products. Currently, only a limited number of ISPs have purchased our product.

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

Results of Operations

         The following table sets forth statements of operations data as a percentage of sales for the periods indicated.



                                                           1996         1997         1998        1999          2000
Sales ..............................................      100.0%       100.0%       100.0%       100.0%       100.0%

Cost of goods sold .................................       49.7         54.4         68.6         43.8         56.2

Gross profit .......................................       50.3         45.6         31.4         56.2         43.8

Operating Expenses:
     Selling and marketing .........................       30.3         33.3         30.2         48.5         71.0
     General and administrative ....................       49.0         46.5         55.7         62.9         78.3
     Research and development ......................       44.2         62.0         38.5         48.9         66.5
     Restructuring charge ..........................        0.0          2.9          0.0          3.2         29.4


Total operating expenses ...........................      123.5        144.7        124.4        163.5        245.2

Loss from operations ...............................      (73.3)       (99.1)       (93.0)      (107.3)      (201.4)

Gain on sale of assets .............................        0.0          0.0        169.3          0.0          0.0

Total other income (expense) .......................        5.7          2.5         (5.0)        (0.2)         0.7

Income/(loss) before income taxes ..................      (67.5)       (96.7)        71.3       (107.5)      (200.7)

Income tax expense (benefit) .......................        0.0          0.0          2.1          0.0         (5.3)

Net income/(loss) ..................................      (67.5)       (96.7)        69.2       (107.5)      (195.4)




Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

         Worldwide sales were $8,007,074 for the year ended December 31, 2000, a decrease of $3,619,472 compared to net sales of $11,626,546 for the year ended December 31, 1999. Domestic sales were $7,075,431 for the year ended December 31, 2000 compared to $10,459,550 for the year ended December 31, 1999. In 1998 the Company began a shift from digital signal processing (DSP) to products and markets for dial-up remote access equipment (RAS). Initially the Company pursued the RAS market though sales to manufacturers that focused primarily on selling remote access equipment to business enterprises. During 1999 the Company shifted its sales and marketing efforts to focus mostly on Internet service providers (ISPs) who account for an increasing amount of RAS equipment purchases. The domestic sales decrease of $3,384,119 was due to reduced demand for the Company's DSP products from original equipment manufacturers (OEMs) resulting from this shift. Such decreases were partially offset by sales of the Company's RAS products to ISPs. International sales were $931,643 for the year ended December 31, 2000 including U.S. exports of $489,354 and sales from European operations of $442,289. This as compared to $1,166,996 for the same period of 1999. The decrease of $235,353 over prior year reflects and increase of US exports of RAS products, offset by a decrease in sales of BRI products at international subsidiaries.

         Gross profit decreased by $3,021,262 to $3,509,270 for the year ended December 31, 2000 from $6,530,532 for the year ended December 31, 1999. Gross profit was reduced by approximately $1,500,000 for additional inventory reserves recorded during the period. The Company introduced the RS4200 in the fall of 1999, which has improved price and performance over the RS2000. The RS4200 began shipping in March of 2000. As a result, on hand quantities of the RS2000 are in excess of future demand and reserves to write off approximately $1,100,000 of excess RS2000 inventory have been recorded through the year ended December 31, 2000. The remaining value of RS2000's in inventory is approximately $200,000 at December 31, 2000. The Company will continue to review expected demand and adjust the carrying value of inventory as necessary. Additionally, certain older DSP products are expected to be in excess of future demand and reserves of $400,000 were recorded during the year ended December 31, 2000 to write-off excess material. The decrease in gross profit percentage was also impacted by certain fixed manufacturing overhead costs on reduced sales volume for the period. The decrease was partially offset by the shipment of approximately $634,000 in products during the period, which had been previously written down, resulting in higher margins on such products for the current period. Gross profit percent for the year ended December 31, 2000 was 54.6% before giving effect to these write downs and sale of products previously reserved.

         Sales and marketing expenses were $5,683,349 for the year ended December 31, 2000 compared to $5,634,070 for the year ended December 31,1999. The increase of $49,279 includes a decrease in sales commission of approximately $274,000 due to lower revenues as well as a reduction in wages and recruiting costs of approximately $249,000 resulting from a restructuring of the sales organization completed in August of 1999. Such decreases were partially offset by increases in public relations and investor relations of approximately $566,000.

         General and administrative expenses were $6,277,270 for the year ended December 31, 2000 compared to $7,312,680 for the year ended December 31, 1999. The decrease of $1,035,409 reflects a reduction in amortization expense of approximately $447,000 for the year ended December 31, 2000 as compared to the year ago period. Such decreases were due to the write-down of goodwill related to the Company's French subsidiary, taken in the second quarter of 2000. Additionally, reserves for un-collectible accounts decreased by $177,000 year over year and cost incurred for recruiting and investor relations were approximately $144,000 and $188,000 less, respectively, for the year ended December 31, 2000 versus the same period last year. During fiscal year 2000, the Company further reduced costs related to its European operations, which contributed approximately $339,000 to the overall decrease in general and administrative expenses over the prior year period. Such decreases were partially offset by approximately $156,000 related to the amortization of non-cash financing cost; $45,000 in expenses related to the closing of the Company's San Diego office and, $55,000 of additional rental charges related to the Company's corporate headquarters in Cranbury, New Jersey.

         Research and development expenses were $5,321,127 for the year ended December 31, 2000 compared to $5,688,414 for the year ended December 31, 1999. The decrease of $367,287 is comprised primarily of decreases in salaries and related expenses of $469,000, as well as a reduction in cost for recruiting of approximately $54,000. Such decreases were offset by increases in research and development consultants of approximately $208,000.

         During fiscal year 2000, the Company further reduced costs related to its European operations, which contributed approximately $263,000 to the overall decrease in research and development expenses over the prior year period. Such decreases were offset by increases in depreciation and maintenance of approximately $103,000 for test lab equipment acquired in October 1999, as well as labor and material costs of approximately $380,000 for engineers related to development of Linux related software and the Company's SS7 Gateway enabled remote access products. Variances in research and development labor costs reflect a trend in the engineering job market of acquiring engineering resources through independent contractors rather than full time employees.

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

     In addition, effective May 31, 2000 the Company terminated the employment of Jay Atlas, its president and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of December 31, 2000, $157,597 of the accrued severance has been paid.

         Interest expense was $373,092 for the year ended December 31, 2000 as compared to interest expense of $527,611 for the year ended December 31, 1999. Interest expense in both periods consisted primarily of interest on the term and revolving credit notes outstanding under our credit facility with Transamerica. The reduction in interest expenses was due to a reduction in debt of approximately $1.9 million during 2000. Interest income for the year ended December 31, 2000 of $372,984 was down from $440,477 for the year ending December 31, 1999 due to lower investment income as a result of declining cash balances in 2000.

         There was no tax provision for the year ended December 31, 2000 and 1999 due to losses reported for that period.

         The Company qualified for the sale of certain net operating tax losses and research and development credits under a New Jersey economic incentive program. A benefit of $423,938 was recognized in November 2000 upon the sale of research and development credits under the program.

     For the foregoing reasons the Company incurred a net loss of $15,648,052 for the year ended December 31, 2000 as compared to losses of $12,499,815 for year ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

         Worldwide sales were $11,626,546 for the year ended December 31, 1999, a decrease of $5,819,283 compared to net sales of $17,445,829 for the year ended December 31, 1998. Domestic sales were $10,459,550 for the year ended December 31, 1999 compared to $15,720,887 for the year ended December 31, 1998, a decrease of $5,207,214. The decrease is related to widespread use of the Internet and improved Internet security by late 1998. As a result, enterprises, who had met remote access needs through PC Integrators such as Compaq Computers, outsourced their remote access need to Internet Service Providers (ISPs). The decrease in sales attributable to this shift included a decrease of approximately $4.2 million in sales to Compaq, a major PC Integrator customer, who had discontinued its networking group. Other PC Integrators selling to the enterprise market comprised the remaining 1999 domestic sales variances from the previous year.

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

         Gross profit increased by $1,049,923 or 19% to $6,530,532 for the year ended December 31, 1999 from $5,480,609 for the year ended December 31, 1998. Gross profit margin was 56% for the year ended December 31, 1999 compared to 31% for the year ended December 31, 1998. The increase in gross profit margin as a percent of sales reflects the continued shift in product mix from lower margin shipments to PC integrators to shipments to OEM's customers that carry higher gross margins. 1999 gross profit was reduced by $195,000 for the write-down of RS2000 inventory. The Company introduced the RS4200 in the fall of 1999 which has improved price and performance compared to the RS2000. Consequently, sales of the RS2000 may be affected. As a result, price reductions are planned and a write-down to affect lower of cost or market valuation was applied. Additionally, 1998 profit margins reflect a charge of approximately $2.0 million for the write-down of certain inventory primarily related to T1 Modem+ and RS1000 products. The write-down was the result of a substantial reduction in demand from several major customers including Compaq. The Company negotiated additional sales with Compaq in the fourth quarter of 1998 and has sought new markets for these products. However, due to the introduction of the Company's next generation RS2000 product family in September 1998, and the Company's change in focus from enterprise customers to ISPs, management expected substantially reduced demand for these products from Compaq and other T1-Modem+ customers in 1999 and beyond. Consequently, current inventory levels are projected to be in excess of expected future consumption. 1998 gross profit margins were 42.9% before this write-down.

         Sales and marketing expenses were $5,634,070 or 48% of sales for the year ended December 31, 1999 compared to $5,265,542 or 30% of sales for the year ended December 31,1998. The increase of $368,528 reflects incremental spending in 1999 of $391,331 for advertising, and marketing programs related primarily to the launch of the Company's ISP PowerPOP architecture and $459,598 for European operations. Such increases were offset by decreases in commissions of $128,383 and related sales travel of $25,046 due to lower sales volume. Additionally, depreciation was reduced by $214,289 due to the disposition of certain trade show and demonstration material resulting from the Company's market shift.

         General and administrative expenses were $7,312,680 for the year ended December 31, 1999 compared to $9,710,275 for the year ended December 31, 1998. The decrease of $2,397,595 is due in part to certain non-recurring expenses recorded in 1998. Those expenses included bonuses paid in September 1998 of $1.1 million in connection with the sale of the Company's CSG group in that month and a reduction in staff salaries as a result of the sale. Other non-recurring expenses in 1998 included approximately $842,000 related to severance and separation agreements with respect to an officer of the Company and a consultant, $175,000 related to the settlement of a licensing dispute and $292,923 of warranty expense related to the return of certain equipment from a major customer. Additionally, 1998 general and administrative expenses included a provision for doubtful accounts for Hayes Microcomputer, Inc. and it's affiliates when Hayes filed for bankruptcy protection. Accordingly, provisions for doubtful accounts decreased by approximately $231,000 as compared to the year ended December 31, 1999. Additional expense reductions include a decrease of approximately $1,170,000 in consulting fees resulting from the termination of consulting agreements early in 1999. Such decreases were partially offset by an increase of $588,734 in general and administrative expenses and $918,572 in amortization of goodwill related to the Company's European subsidiaries acquired in November 1998, (see Note 3 to the financial statements).

         Research and development expenses were $5,688,414 or 49% of sales for the year ended December 31, 1999 compared to $6,722,905 or 39% of sales for the year ended December 31, 1998, a decrease of $1,034,491. Expenses declined by $2,309,430 from the same period in 1998 due to the sale of the Company's Communications Systems Group (CSG) to Cabletron in September 1998. 1998 R&D expenses also included in-process research and development costs of $297,330 related to the acquisition of SCii Telecom, SA in November 1998, (see Note 3 to the financial statements). These decreases were offset by an increase in research and development of $667,932 resulting from investments in products and technologies at this subsidiary. Additionally, expenses increased due to bonuses paid to certain engineers in conjunction with employment contracts of approximately $885,000.

         With the Company's decision to focus on the ISP market and in combination with its newly created sales channel through KeyLink Systems, the Company terminated the employment agreement of Brian Hoerl, its Vice-President of OEM Sales and entered into a termination agreement with Mr. Hoerl effective August 20, 1999. Two additional field sales-reps were also terminated in the third quarter of 1999. As a result, the Company recorded a restructuring charge in September 1999 of $369,528, which reflects severance and related benefits payments.

         Interest expense of $527,611 for the year ended December 31, 1999 consisted primarily of interest on the term and revolving credit notes outstanding under our credit facility with Transamerica. Interest expense of $1,371,970 for the year ended December 31, 1998 included interest related to the Transamerica facility as well as a one-time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan drawn down on February 19, 1998 against the anticipated proceeds of the sale of the Communications Systems Group. Interest income of $440,477 and $432,596 for the years ended December 31, 1999 and 1998 respectively consisted of income from the investment of our cash.

         There was no tax provision for the year ended December 31, 1999 due to losses reported for that period. For the year ended December 31, 1998 a tax provision of $368,632 was recorded to reflect our estimated federal and state income tax liability for 1998 income. This liability was partially offset by the use of the net operating losses we incurred in previous years. Alternative minimum tax rules limit the use of such operating losses to entirely offset our 1998 income tax liability.

         For the foregoing reasons we reported a net loss of ($12,499,815) for the year ended December 31, 1999 as compared to net income of $12,076,506 for the year ended December 31, 1998.

Liquidity and Capital Resources

         We have incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and expect to incur costs and expenses in excess of revenues as we continue to execute our business strategy in the ISP and OEM markets. Absent the pending transaction with Mayan Networks, Inc. described below and in Note 20 to the financial statements (which is contingent upon a number of factors), we have limited financial resources available to support our ongoing operations, fund product development programs to develop and market new competitive remote access technology, and pay its obligations as they become due.

         These factors raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders, creditors, and certain key customers, the consummation of the pending transaction with Mayan Networks, Inc. as described below and in Note 20 (or the closing of similar debt or equity transactions), and/or our ability to successfully develop and market our remote access products and technology at economically feasible levels in a highly competitive and rapidly changing technology environment.

         We maintain a credit facility with Transamerica Business Credit Corporation. Currently the Company has a five-year, $3 million term loan ("Term Loan") and $4 million revolving line of credit ("Revolver"). As of December 31, 2000, there was $1,788,984 outstanding under the Term Loan. Amounts previously drawn against the Revolver matured on June 12, 2000 and have been paid in full as of December 31, 2000. (See Note 10 to the Financial Statements.)

         We took down the Term Loan on June 12, 1997 when we signed the agreement. Term Loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 2000, the interest rate in effect was 12.10%.

         On February 24, 2000 we entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are exercisable as of September 1, 2000. The exercise price of the warrants was reset to $.95 on March 1, 2001 based on the average market price for the five trading days preceding the one year anniversary date of the agreement. Under the terms of the agreement, we filed a registration statement to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.

         The agreement also calls for the issuance of additional shares at no cost to these investors should we sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of this agreement. This provision requires us to issue additional shares such that the average share price of these investors is equal to the then offered price. Additionally, for twenty-four months from the date of the agreement, these investors have the right of first refusal to participate in any future sales of our common stock, or securities convertible into common stock, under the terms then offered. Exceptions for these provisions include shares issued pursuant to the exercise of outstanding common stock options and warrants or to effect a plan of merger.

        During the year ended December 31, 2000, there was a net decrease in cash and cash equivalents of $5,959,185. At December 31, 2000, cash and cash equivalents amounted to $1,129,246. Working capital amounted to $2,385,855 at December 31, 2000. This as compared to working capital of $7,827,522 at December 31, 1999.

         Net cash used in operating activities for the year ended December 31, 2000 amounted to $11,469,679. The negative cash flows from operations were the due primarily to the Company's net loss of $15,648,052 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $3,637,957 and impairment of goodwill and restructuring charges of $2,050,511. Increases in operating cash due to collections of accounts receivables accounted for $614,457. Operating cash uses included decreases in accounts payable and accrued liabilities of $1,189,935 as the Company paid down obligations of its subsidiary and accrued costs related to the sale of CSG and executive bonuses. Additionally, increases in inventory related to the introduction of the RS4200 and SS7 Gateway products resulted in a decrease in operating cash of $206,176.

         Net cash used in investing activities for the year ended December 31, 2000 amounted to $758,931 due to the purchases of computer and peripheral equipment related mainly to a research and development test lab and final test and assembly equipment in manufacturing.

         Cash from financing activities increased $6,251,456 for the year ended December 31, 2000 as a result of proceeds of $8,067,216 from the issuance of common stock and exercise of outstanding stock options and warrants. Such increases were offset by principal payments on debt of $1,815,760.

         On March 28, 2001 we entered into a definitive agreement and plan of merger with Mayan Networks which upon consummation requires us to, among other things, effect a reverse stock split and to issue additional shares to Mayan Network's shareholders immediately after the reverse stock split. Upon consummation of the transaction Mayan Network, shareholders will control approximately 90% of our outstanding voting stock.

         The consummation of the transaction requires, among other things, the approval of the plan of merger by shareholders of both companies, the effective registration with the SEC of the shares to be issued and the listing of those shares with NASDAQ.

         The agreement and plan of merger also provides for a Promissory Note which calls for Mayan Networks to provide up to $2 million in debt financing to us on an as needed basis until the transaction is consummated or otherwise terminated. In the event Mayan chooses to terminate the merger agreement due to a superior offer, the note becomes a term note with any principal and accrued interest payable on the one year anniversary of the termination. We must maintain certain representations and warranties and not be in breach of the covenants of the agreement and plan of merger to draw down funds against the Note. The Note has an annual interest rate of 8% and requires us to execute a subordinated security agreement.

        During the year ended December 31, 1999, there was a net decrease in cash and cash equivalents of $10,908,144. At December 31, 1999, cash and cash equivalents amounted to $7,088,431. Working capital amounted to $7,827,522 at December 31, 1999. This is compared to working capital of $12,632,033 at December 31, 1998.

         Net cash used in operating activities for the year ended December 31, 1999 amounted to $12,567,511. The negative cash flows from operations were due primarily to the Company's net loss of $12,499,815 which was offset by non-cash expenditures related to depreciation, amortization, reserves and allowances of $2,938,550. Other operating cash uses included decreases in accounts payable and accrued liabilities of $2,683,382 as the Company paid down obligations of its subsidiary and accrued costs related to the sale of CSG and executive bonuses. Additionally, increases in inventory related the introduction of the RS2000 and RS4200 resulted in a decrease in operating cash of $729,945. Such decreases were partially offset by increases accounts receivable of $69,335.

         Net cash used in investing activities for year ended December 31, 1999 amounted to $593,851 due to the purchases of computer and peripheral equipment related mainly to a research and development test lab and final test and assembly equipment in manufacturing.

         Cash from financing activities increased $2,215,963 for the year ended December 31, 1999 as a result of proceeds of $4,326,540 from the exercise of outstanding stock options and warrants. Such increases were offset by principal payments on debt of $2,085,316 and capital lease obligation payments of $25,261.

         During the year ended December 31, 1998, there was a net increase in cash and cash equivalents of $15,350,711, including an amount of $31,348,753 in proceeds net of transaction costs from the sale of assets related to the Communications Systems Group. On July 27, 1998 we received a deposit of $5,000,000 on the sale and on September 1, 1998 we received the remaining gross proceeds of $28,500,000. At December 31, 1998, cash and cash equivalents amounted to $17,996,575. Working capital amounted to $12,632,033 at December 31, 1998 compared to $4,329,018 at December 31,1997, an increase of $8,303,015.

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

         Net cash provided by financing activities for the year ended December 31, 1998 amounted to $4,242,638, reflecting proceeds of $4,500,000 received as a result of a draw on the Transamerica revolving credit facility and $2,051,412 in proceeds from the exercise of common stock options. Additionally, decreases of $2,308,774 were incurred on principal payments of long-term debt.

         On February 24, 2000 the Company entered into an agreement to sell 2,151,000 shares of its common stock at $4.00 per share in a private placement. On March 2, 2000 this transaction was completed resulting in net proceeds of approximately $7.8 million. In addition to the sale of its common stock the Company also issued 2,151,000 warrants to purchase common stock at $6.875. Under the terms of the agreement, the Company agreed to file a registration statement on or before April 4, 2000 to register the shares sold and those underlying the warrants.

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

         Foreign exchange risk. In the years ended December 31, 1998, 1999 and 2000 we had foreign subsidiaries that conducted and reported their operations in local currency. The primary foreign currency is the French Franc. Other currencies include the British Pound and the German Deutschmark. On January 1, 1999, eleven member countries (including France and Germany) of the European Union established fixed conversion rates between their existing, or local, currencies and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Conversion to the euro eliminates currency exchange risk between the participating member countries.

         Due to the limited contribution of our foreign subsidiaries to our results of operations and the short-term nature of our cash equivalents, investments and debt, we do not believe we have material market risk exposure.

Recent Pronouncements

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock options or awards that reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock options or awards to add reload features apply to modifications made after January 12, 2000. The effect of adopting FIN No. 44 did not have a material impact on the Company's financial statements.

         In December 1999, the staff of the SEC issued SAB 101, which summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due in part to the large number of revenue recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Amendment:
Revenue Recognition in Financial Statements", was issued, which deferred the effective date of SAB 101 until the fourth fiscal quarter of 2000. The effect of adopting SAB 101 did not have a material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 by the Company, effective January 1, 2001, had no effect on the Company.

Item 8. Financial Statements and Supplementary Data

         See Financial Statements beginning on page F-1.

Item 9. Changes and Disagreement with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 10. Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth our executive officers and directors as of December 31, 2000. Our board of directors currently consists of six directors. Except as otherwise stated, executive officers serve at the discretion of the board of directors.

Name                           Age    Position

Anthony M. Agnello             51     Chairman of the Board of Directors
Dennis I. Schneider            49     President and Chief Executive Officer
John R. Loprete                40     Vice President - Finance
Carlos G. Borgialli            58     Vice President - Engineering
Esmond T. Goei                 51     Vice Chairman of the Board of Directors
Harold W. Paul                 52     Director and Secretary
Robert F. Burlinson            61     Director
Ira H. Fuchs                   52     Director
Jay H. Atlas                   56     Director

         Anthony M. Agnello co-founded Ariel in 1982 and serves as Chairman of the board. He has been a member of the compensation committee since June 1995. He also held the title of President from 1988 until September 1996. In December 1998, Mr. Agnello resigned as Chief Executive Officer simultaneously with the appointment of Mr. Atlas to that position.

         Dennis I. Schneider was appointed President and CEO in May 2000. Prior to that he was Senior Vice President of Marketing for Ariel since December 1998. For more than five years, he was a marketing consultant to major corporations in the computer, networking and telecommunications industry including Chase Manhattan Bank, Andersen Consulting, IBM and Lucent Technologies. He has more than 25 years' experience in the industry, holding senior marketing and general management positions with Digital Equipment Corporation and as an officer of Motorola Inc.

         John R. Loprete began working with us in April 1998 and was appointed Vice President - Finance in January 1999. He is a Certified Public Accountant with over 15 years' experience in finance and accounting. His experience includes eleven years with Concurrent Computer Corporation, a Florida-based computer manufacturer.

         Carlos G. Borgialli was appointed to the position of Vice President - Engineering in May 1999. Mr. Borgialli joined us from Digital/Compaq, where he spent more than 20 years, leading and improving organizations in the design of client/server business-critical production systems. In his most recent position at Digital/Compaq, he served as Director of Engineering for the Network and Application Communication Products division. Prior to that, he was instrumental in developing and managing the development of a number of key telephony, videotext, and transaction processing products for Digital. Mr. Borgialli has also worked at the NASA Goddard Space Flight Center and spent five years at the Pan American Health Organization/World Health Organization.

         Esmond T. Goei joined us as Vice-Chairman of the board in August 1999. He is a member of the audit and compensation committees. Prior to joining us, he worked at Northern Telecom, where he last served as Director of the Corporate Venture Capital Division. Prior to that, he was Vice President of the Venture Capital Division at Toronto Dominion Bank and a Senior Systems Consultant at Touche Ross (now Deloitte & Touche).

         Harold W. Paul has been a director since June 1995 and was appointed secretary in March 1998. He is a member of the compensation committee. Mr. Paul has been a partner at Paul & Rosen LLP, a New York law firm specializing in securities matters. Since July 1999, he has been a director of Kirlin Holding Corp., a Nasdaq listed, Long Island based brokerage and investment banking company.

         Ira H. Fuchs joined Ariel as a director in September 2000. Since July 2000 he has been Vice President for Research in Information Technology of the Andrew W. Mellon Foundation in Princeton, New Jersey. From 1985 to 2000, he was Vice President of Computing Information Technology at Princeton University.

         Robert F. Burlinson joined Ariel as a director in November, 2000. Since July 2000 he has been a Director of Aztec Technology Partners, Inc. in Braintree, MA. From 1996 through 1998 he was Executive Vice President and Chief Financial Officer of Caribiner International, Inc. (NYSE). From 1996 through 1998 he was Vice President and Principal Financial Officer of Handy and Harman Inc. (NYSE).

         Jay H. Atlas served as our Chief Executive Officer and President from December 1998 through May 2000. He was appointed a director in January 1999. From 1995 to 1998, he served as the President and CEO of CTF Group, a management consulting firm. Since 1998, he has served as a trustee of the Kobrick Investment Trust, a group of mutual funds. He has more than 30 years' experience in the industry, including 20 years at Digital Equipment Corporation, in senior management positions in sales, service and marketing.

         Our board of directors is composed of seven directors. The board is divided into three classes and the members of each class are elected at the annual stockholder meeting held in the year in which terms for that class expire. Messrs. Agnello and Paul have terms expiring in 2001. Messrs. Atlas and Goei have terms expiring in 2002. Messrs. Schneider, Fuchs and Burlinson have terms expiring 2003. The incumbent board nominates new directors.

Committees of Our Board of Directors

         Compensation committee. The compensation committee is responsible for reviewing our general compensation strategy; establishing salaries and reviewing benefit programs (including pensions) for the Chief Executive Officer and those persons who report directly to him; reviewing, approving, recommending and administering our stock option plans and certain other compensation plans; and approving certain employment contracts. The compensation committee met two times in the 2000 fiscal year. The current members of the compensation committee are Messrs. Goei, Agnello, and Paul.

         Audit committee. The audit committee's functions are to recommend the appointment of independent accountants; review the arrangements for, and scope of; the audit by our independent accountants; review the independence of our independent accountants; consider the adequacy of our system of internal accounting control and review any proposed corrective actions; review and monitor our policies relating to ethics and conflicts of interests; discuss with management and the independent accountants our draft annual financial statements and key accounting and/or reporting matters, including year 2000 issues; and review the activities and recommendations of our management audit department. The audit committee met three times during the 2000 fiscal year. The current members of the audit committee are Messrs. Goei, Burlinson and Fuchs.

Compensation Committee Interlocks and Insider Participation

         The members of our compensation committee are Messrs. Agnello, Goei and Paul. None of these current or former members is currently or has been an employee or officer of ours other than Mr. Agnello who was Chief Executive Officer of the Company until December, 1998. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

         Mr. Agnello was paid $25,000 and $54,166 for management consulting services rendered in the years ending December 31, 2000 and 1999, respectively. For the year ending December 31, 1998 Mr. Agnello received a bonus in the amount of $950,000 in connection with his role in the sale of our Communications Systems Group in November 1998. Effective June 30, 2000 Mr. Agnello became an employee of the company and through December 31, 2000 he had received compensation as an employee of $62,555.

         Mr. Paul is a non-employee director who provides legal services for us. His firm received fees of approximately $113,000, $120,000 and $124,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

         Section 16 (a) of the Securities and Exchange Act of 1934 requires Ariel's directors and executive officers to file with the SEC initial reports of ownership and reports of changes in ownership of Ariel's common stock. Ariel believes that during the fiscal year ended December 31, 2000, its officers and directors complied with all these filings requirements. Ariel has relied upon the representations of its directors and executive officers. The Company does not believe any other stockholders are subject to Section 16(a) filing requirements.

Item 11.  Executive Compensation

         The following table summarizes the compensation earned over the last three fiscal years by the Chief Executive Officer, four executive officers and one other individual who was not serving as an executive officer at year end, whose earned compensation exceeded $100,000 for the year ended December 31, 1999.



                                    Annual Compensation                        Long-Term Compensation

                                                                    Other Annual      Number of       All other
                            Year       Salary          Bonus       Compensation *      Options     Compensation **
Dennis Schneider            2000       243,271         320,001          7,131         296,000          13,218
                            1999       200,000         120,000          5,119          95,000           4,615
                            1998         7,692              --             --          95,000              --

Jay H. Atlas                2000       116,347(1)       57,292(2)      10,732                         314,510(3)
                            1999       275,502         137,500          5,119              --          11,000
                            1998         5,288              --             --         486,000              --

Rich Flocco                 2000       145,438          48,500(5)       7,131          25,000          25,492
                            1999       134,879          12,000         12,924              --         169,966(7)
                            1998       123,351           2,538         11,869          45,750           8,973

John Loprete                2000       129,616          40,000(6)       8,618          15,000          15,152
                            1999       118,462          85,500         14,286              --           1,798
                            1998        84,231              --         10,462          30,000              --

Gene Corrado                2000        89,423          28,125          4,160          30,000           2,228
                            1999            --              --             --              --              --
                            1998

Carlos G. Borgialli         2000       170,000          42,750(4)      12,377         100,000           8,668
                            1999       113,333          20,000          8,912          50,000           1,569
                            1998


(1)   Mr. Atlas' employment was terminated on May 31, 2000.
(2)   Includes $33,053 for bonuses paid in 2000 and accrued bonus of $24,239.
(3) Includes $158,655 severance and $137,440 in consulting fees subsequent to his termination. Mr. Atlas is entitled to $144,940 in severance benefits to be paid out in 2001 - this number is not included above.

(4)   Includes $35,250 for bonuses paid in 2000 and accrued bonus of $7,500
(5)   Includes $32,350 for MBO bonus paid in 2000 and accrued bonus of $16,250.
(6)   Includes $35,000 for MBO bonus paid in 2000 and accrued bonus of $5,000.
(7)   Includes $152,250 for options, $1,000 for auto allowance.


      * Represents contributions made by the Company to the Company's medical and life insurance & LTD / STD plans, and a Company provided automobile.

      ** Represents the Company's contributions to the Company's 401(k) plan, severance, exercising of options, consulting, auto allowance, payout of excess sick and vacation time, forgiveness of loan, and commission.

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

         In September and November 2000, respectively, we granted each of Messrs. Fuchs and Burlinson 50,000 options when they joined the board.

Option Grants During the Year Ended December 31, 2000

         The following table sets forth information regarding stock options granted to the executive officers named in the summary executive compensation table. The table also shows a hypothetical potential realizable value of these options based upon assumed rates of an annual compounded stock price appreciation of 5% and 10% from the date the options were granted and over the full term. The assumed rates of growth were selected for illustrative purposes only, and are not intended to predict future stock prices which will depend upon market conditions and our future performance and prospects. Based upon the closing stock price and the number of common shares outstanding at the end of 2000, an assumed annual stock price appreciation of 10% would produce a corresponding aggregate pretax gain over the full option term of approximately $1.6 million for our common stockholders.



                                           % of Total                                  Potential Realized Value at
                             Number of      Options                                      Assumed Annual Rates of
                             Securities    Granted to                                 Stock Price Appreciation for
                             Underlying    Employees      Per Share                               Term
                              Options      in Fiscal      Exercise      Expiration
           Name               Granted         Year          Price          Date            5%             10%
           ----              ----------    ----------     ---------     -----------        --             ---
Dennis I. Schneider (1)       296,000        19.6%         $3.313         5/19/10      $1,838,208      $2,927,038

Carlos G. Borgialli (l)       100,000         6.6%         $3.813         4/18/10       $539,571        $859,177

John R. Loprete (1)            15,000         1.0%         $3.813         4/18/10        $93,152        $148,330

Richard Flocco (1)             25,000         1.7%         $3.813         4/18/10       $155,254        $247,216

Gene Corrado (1)               30,000         2.0%         $ 3.063        5/22/10       $149,655        $238,300


(1) Some options may vest at an accelerated rate if certain performance goals are achieved.

Option Exercises During the Year Ended December 31, 2000 and Aggregate Fiscal Year-End Option Value

         The following table sets forth information concerning stock option exercises by the executive officers named in the summary executive compensation table during 2000, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2000. Also reported are the values for "in-the-money" options which represent the excess of the closing market price of the common stock at December 31, 2000 over the exercise price of the option.


                                                             Number of Securities
                                                            Underlying Unexercised         Value of Unexercised
                             Shares                        Options At December 31,       In-The-Money Options At
                           Acquired On        Value                2000 (#)               December 31, 2000 ($)
         Name               Exercise      Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
         ----               --------      ------------    -------------------------     -------------------------
Dennis I. Schneider            -0-             -0-            323,000 / 163,000                   $0/$0

Jay H. Atlas                   -0-             -0-               236,250 / 0                      $0/$0

Jack Loprete                   -0-             -0-             21,000 / 24,000                    $0/$0

Richard Flocco                 -0-             -0-             18,200 / 32,800                    $0/$0

Gene Corrado                   -0-             -0-              6,000 / 24,000                    $0/$0

Carlos G. Borgialli            -0-             -0-             40,000 / 110,000                   $0/$0


Employment Agreements

         Dennis I. Schneider, our Chief Executive Officer is employed under an employment agreement effective May 31, 2000 for a term ending December 31, 2001, pursuant to which he is paid a base salary of $275,000. He is eligible for a bonus of up to an additional $137,500 based on the achievement if certain goals set annually by the Board of Directors. Upon execution of the agreement, Mr. Schneider was granted an additional 296,000 stock options at $3.31/share, 133,000 of which were vested as of December 31, 2000. The balance will vest at December 31, 2001, or sooner based upon certain performance goals.

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

         Pursuant to Mr. Schneider's employment agreement, we have the right to terminate his employment for "cause" or as a result of the employee's disability. Upon the early termination of his employment agreement, by us without cause or by Mr. Schneider for "good reason", Mr. Schneider is entitled to receive one-half of his annual salary and one-half of his bonus actually accrued prior to termination, and a pro rata portion of his bonus (which cannot be less than 25% of the bonus that we granted him during the previous fiscal year), payable within six months of termination. In addition, in the event of a change in control, Mr. Schneider is entitled to accelerated vesting of options. A "change in control" includes an acquisition of 15% or more of our voting securities by any person, changes in the composition of the board of directors, or an approval by the stockholders of a merger, consolidation, reorganization, liquidation, dissolution or sale of all or substantially all of our assets.

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

         Jay Atlas served as the Company's Chief Executive Officer from December 1998 through May, 2000, at which time he and the Company mutually agreed to terminate the employment relationship and enter into a separation agreement on May 18, 2000. That agreement provided that Mr. Atlas would be paid severance in accordance with the provisions of his employment agreement of December 21, 1998 of one years salary, a pro rata portion of his earned bonus and other pre-termination benefits. Mr. Atlas continues as a Director of the Company through his elected term. The agreement became effective on May 31, 2000 at which time Mr. Atlas resigned and Mr. Schneider assumed the position of Chief Executive Officer.

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

         Effective October 31, 1994, the board terminated the plan and, accordingly, no additional options or awards will be issued under the plan. At December 31, 2000, 22,625 options remain outstanding.

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

         During October 1994, we granted 150,000 stock options from the plan to three members of our advisory board. Each stock option entitles the holder to acquire one share of our common stock at exercise prices, per share, of $2.45 for 75,000 stock options and $6.00 for the remaining 75,000. All stock options are immediately exercisable and expire three years from the date of grant. Since our initial public offering in January 1995 and pursuant to the underwriting agreement we entered into at the time, no options can be granted under the 1994 plan at an exercise price of less than $4.00.

         All outstanding options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 2000, 1,200 options remain outstanding.

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

         During 2000, we granted a total of 1,042,250 options entitling the holder to acquire an equal number of shares of our common stock at exercise prices ranging from $1.13 to $8.19. The options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 2000, 1,306,699 options remain outstanding.

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

Non-Plan Options

         During 2000, we granted 311,500 stock options to certain employees and outside consultants. The options were issued outside the 1995 plan and entitle the holders to acquire an equal number of shares of our common stock at exercise prices ranging from $2.75 to $7.81. The options vest over periods ranging from immediate vesting to four years and have ten-year terms. At December 31, 2000, a total of 951,252 non-plan options remain outstanding.

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

         At December 31, 2000, 421,000 options remain outstanding pursuant to the 1996 directors plan. The ability of a grantee to purchase the common stock under the 1996 directors plan is terminated if his or her service is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the event of death of the grantee. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in our common stock, the committee will adjust the number and kind of shares that may be acquired under the 1996 directors plan. Common stock that may be acquired under the 1996 directors plan may be acquired by the surrender of other shares of common stock owned by a director or the surrender of an unexercised portion of the right to acquire common stock under the 1996 directors plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2000 by: (i) each stockholder known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each director and executive officer of the company individually, and
(iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, we believe that each of the beneficial owners of the common stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

         We are not aware of any individual or group of individuals that is the beneficial owner of more than 5% of our common stock, other than Mr. Agnello, our Chairman and former Chief Executive Officer. Unless otherwise specified, the address of the principal stockholders is to Ariel Corporation, 2540 Route 130, Cranbury, NJ 08512.


Directors and Executive Officers                                Number of Shares
                                                               Beneficially Owned   Percentage
Anthony M. Agnello                                                734,000 (1)          5.6%

Dennis I. Schneider                                               333,000 (2)          2.5%

Esmond T. Goei                                                     15,000 (3)            *

Ira H. Fuchs                                                       50,000 (3)            *

Harold W. Paul                                                     33,500 (4)            *

Robert F. Burlinson                                                50,000 (3)            *

Jay H. Atlas                                                      236,250 (5)          1.8%

Carlos G. Borgialli                                                40,000 (5)            *

John R. Loprete                                                    19,000 (6)            *

Gene Corrado                                                        6,000 (5)            *

Richard Flocco                                                     22,700 (7)            *

All officers and directors as a group (eleven people) .         1,539,450             11.8%

*    Less than l%.

(1)  Includes 175,000 shares subject to presently exercisable options.
(2)  Includes 323,000 shares subject to presently exercisable options.
(3) All shares beneficially owned by Messrs. Goei, Burlinson and Fuchs reflect options issued in exchange for their services as directors.
(4)  Includes 30,000 shares subject to presently exercisable options.
(5)  All shares shown are subject to presently exercisable options.
(6)  Includes 15,000 shares subject to presently exercisable options.
(7)  Includes 18,200 shares subject to presently exercisable options.

Item 13.  Certain Relationships and Related Transactions

         In June 1998, we entered into an agreement to sell our Communications Systems Group to Cabletron Systems for approximately $33,500,000 net of amounts paid to engineers and other members of the group which were paid directly to them by Cabletron. As part of the transaction, we paid bonuses to three directors who played an integral role in the transaction. These bonuses included $950,000 to Mr. Agnello, $140,000 to Theodore Coburn and $75,000 to Robert Ranalli, a director until September 1999. In addition, we paid Etienne Perold a fee of $1,541,673 for his consulting services in the transaction. Mr. Perold was a director at the time he performed these services.

         Mr. Agnello, our chairman, entered into a consulting agreement with the Company in January 1999 to provide management advisory services. Pursuant to that agreement Mr. Agnello was paid $54,166 for those services for the year ended December 31, 1999.

         Paul & Rosen LLP, a law firm of which Mr. Paul, also one of our directors, is a partner, received fees of approximately $ 120,000, $124,000 and $75,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These fees were for legal services which it performed on our behalf.

         Mr. Perold, who was a director until the 1999 annual stockholders meeting, has provided us management advisory services. Fees incurred for the year ended December 31, 1998, 1997 and 1996 were approximately $450,000, $218,000, and $208,000, respectively, and $104,000 for the six months ended June 30, 1998. No fees were incurred for the six months ended June 30, 1999. In addition, in December 1998, Mr. Perold received 80,000 immediately exercisable stock options for his management advisory services. Mr. Perold had an outstanding loan of $100,000 owed to us as of December 31,1998, which was repaid in full in January 1999.

         Brown, Coburn & Co., of which Mr. Coburn, one of our directors until September 1999, is a co-founder and principal, received fees of $156,200, $88,000 and $23,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and $40,211 and $60,701 for the six months ended June 30, 1999 and 1998, respectively, in connection with investment banking advisory services. In addition, 40,000 stock options previously granted to Mr. Coburn for investment banking advisory services, 20,000 in each of July 1996 and May 1997, vested during 1998.

         In February 1999, we entered into a consulting agreement with GIOS Incorporated to advise our senior management in connection with the installation of new product development process capabilities, including assessing process issues and providing strategic decision support. GIOS was co-founded in September 1998 by Dennis Schneider, our Senior Vice President - Marketing. The agreement provides that Mr. Schneider will represent only our interests during the course of the consulting relationship. Compensation to GIOS under the agreement is $2,000 per day, three days per week for the first month of the agreement, and $1,750 per day for the remainder of the relationship, with specific time commitments to be negotiated by the parties. At December 31, 1999, we had paid approximately $106,000 to GIOS for consulting services.

Sales Consulting Services

         Mr. Atlas, a director and former executive officer of the Company, entered into a consulting relationship with the Company in June 2000 to provide sales consulting services. Fees received for those services for the year ended December 31, 2000 were approximately $137,000.

         We believe that the transactions described above were on terms no less favorable than could have been obtained from unaffiliated third parties. We have undertaken that all future transactions with our executive officers, directors and any 5% stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the directors disinterested in the transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARIEL CORPORATION


                             By:
                                ---------------------------------------------
                                    Dennis I. Schneider,
                                    CEO and President

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.


                                    Chief Executive Officer,
                                    President and Director             March      , 2001
--------------------------------    ----------------------             -----------------
Dennis I. Schneider                 Title                              Date

                                    Vice President Finance and
                                    Principal Accounting Officer       March      , 2001
--------------------------------    ----------------------------       -----------------
John R. Loprete                     Title                              Date


                                    Chairman                           March      , 2001
--------------------------------    --------                           -----------------
Anthony M. Agnell                   Title                              Date


                                    Director                           March      , 2001
--------------------------------    --------                           -----------------
Esmond T. Goei                      Title                              Date


                                    Director                           March      , 2001
--------------------------------    --------                           -----------------
Ira H. Fuchs                        Title                              Date


                                    Secretary and Director             March      , 2001
--------------------------------    ----------------------             -----------------
Harold W. Paul                      Title                              Date


                                    Director                           March      , 2001
--------------------------------    --------                           -----------------
Robert F. Burlinson                 Title                              Date


                                    Director                           March      , 2001
--------------------------------    --------                           -----------------
Jay H. Atlas                        Title                              Date


ITEM 14. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Report of Independent Accountants                                          F-2
CONSOLIDATED FINANCIAL STATEMENTS
  At December 31, 2000 and 1999:
  Consolidated Balance Sheets                                              F-3
  For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Income and Comprehensive Income               F-4
  Consolidated Statements of Shareholders' Equity                          F-5
  Consolidated Statements of Cash Flows                                    F-6
 Notes to Consolidated Financial Statements                                F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ARIEL CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of ARIEL CORPORATION and subsidiaries (the Company), at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has experienced recurring losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2001, except as to Notes 3 and 20, which are as of March 28, 2001

                                ARIEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      December 31,
                                                                               ----------------------------
                                                                                   2000           1999
                                                                               ------------    ------------
Current assets:
     Cash and cash equivalents                                                 $  1,129,246    $  7,088,431
     Accounts receivable, net of allowance
        for doubtful accounts of $644,706
        in 2000 and $1,019,731 in 1999                                            2,077,581       3,091,362
     Other receivables                                                              240,082         383,676
     Inventories, net                                                             2,559,260       3,303,057
     Prepaid expenses                                                               495,859         775,943
                                                                               ------------    ------------
             Total current assets                                                 6,502,028      14,642,469

Equipment, net of accumulated
  depreciation and amortization                                                   1,261,112       1,387,128

Goodwill, intangible and other assets                                             1,444,911       3,787,475
                                                                               ------------    ------------
              Total assets                                                     $  9,208,051    $ 19,817,072
                                                                               ============    ============


          LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  1,705,696    $  2,802,725
     Accrued expenses                                                             1,688,971       1,898,648
     Current portion of long term debt                                              520,263       1,895,926
     Current portion of capital-lease obligation                                    110,033         126,438
     Royalties payable                                                               91,210          91,210
                                                                               ------------    ------------
         Total current liabilities                                                4,116,173       6,814,947

Capital-lease obligation, net of current portion                                    104,966         215,901
Long-term debt                                                                    1,268,721       1,788,985
Commitments and contingencies  (See Note 14)

Stockholders' equity:
     Preferred stock, $.001 par value:
          Authorized - 2,000,000
          Issued and outstanding - none

     Common stock, $.001 par value:
          Authorized - 20,000,000
          Issued and outstanding -  13,073,920 in 2000 and                           13,074          10,833
               10,832,597 in 1999
     Additional paid-in capital                                                  46,436,667      37,627,809
     Unrealized gain/(loss) on foreign currency translation                        (945,806)       (503,711)
     Accumulated deficit                                                        (41,785,744)    (26,137,692)
                                                                               ------------    ------------
         Total stockholders' equity                                               3,718,191      10,997,239
                                                                               ------------    ------------
         Total liabilities and stockholders' equity                            $  9,208,051    $ 19,817,072
                                                                               ============    ============

    The accompanying notes are an integral part of the financial statements

                                ARIEL CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                        For the Years Ended December 31,
                                                                 --------------------------------------------
                                                                    2000                1999         1998
                                                                 ------------    ------------    ------------

Sales                                                            $  8,007,074    $ 11,626,546    $ 17,445,829
Cost of goods sold                                                  4,497,804       5,096,014      11,965,220
                                                                 ------------    ------------    ------------
Gross profit                                                        3,509,270       6,530,532       5,480,609

Selling and marketing expenses                                      5,683,349       5,634,070       5,265,542
General and administrative expenses                                 6,277,270       7,312,680       9,710,275
Research and development expenses                                   5,321,127       5,688,414       6,722,905
Restructuring and special charges                                   2,356,656         369,528              --
                                                                 ------------    ------------    ------------
Total operating expenses                                           19,638,402      19,004,692      21,698,722
                                                                 ------------    ------------    ------------

          Loss from operations                                    (16,129,132)    (12,474,160)    (16,218,113)


Gain on sale of assets                                                     --              --      29,537,896
Interest income                                                       372,984         440,477         432,596
Interest expense                                                     (373,092)       (527,611)     (1,371,970)
Other income                                                           57,250          61,479          64,729
                                                                 ------------    ------------    ------------
          Income/(Loss) before Provision/(Benefit) for
          income taxes                                            (16,071,990)    (12,499,815)     12,445,138
Provision/(Benefit) for income taxes                                 (423,938)             --         368,632
                                                                 ------------    ------------    ------------
          Net Income / (Loss)                                    ($15,648,052)   ($12,499,815)   $ 12,076,506

Other comprehensive income/(loss), net of tax:
          Foreign currency translation adjustments                   (442,095)       (534,983)         31,272
                                                                 ------------    ------------    ------------
Comprehensive Income / (Loss)                                    ($16,090,147)   ($13,034,798)   $ 12,107,778
                                                                 ============    ============    ============
Basic and Diluted Per Share Data:
          Shares outstanding - Basic                               12,726,382       9,843,402       9,652,664
          Earnings/(Loss) per share - Basic                            ($1.23)         ($1.27)          $1.25
          Weighted average number of common
          shares outstanding - Diluted                             12,726,382       9,843,402      10,843,215
          Earnings/(Loss) per share - Diluted                          ($1.23)         ($1.27)          $1.11

    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998

                                                                          Unrealized      Unearned       Retained
                                                            Additional   Gain/(Loss)    Compensation     Earnings         Total
                                        Common Stock         Paid-In     on Currency     related to    (Accumulated    Stockholders'
                                     Shares       Amount     Capital     Translation    Stock Options     Deficit)        Equity
                                     ------       ------     -------     -----------    -------------   -----------   -------------

Balance at December 31, 1997        9,234,250    $ 9,235    $30,949,180    $      --     $(110,819)    $(25,714,383)     $5,133,213
Issuance of common stock in
  connection with exercise of
  425,900 common stock options        425,900        425      1,828,115           --            --               --       1,828,540
Issuance of common stock in
  connection with exercise of
  100,000 common stock purchase
  warrants                            100,000        100        271,900           --            --               --         272,000
Costs incurred in connection
  with the issuance of
  common stock                             --         --        (49,128)          --            --               --         (49,128)
Unearned compensation related to
  stock options                            --         --        302,275           --      (302,275)              --              --
Amortization of unearned
  compensation                             --         --             --           --       413,094               --         413,094
Unrealized gain/(loss) on
  currency translation                     --         --             --       31,272            --               --          31,272
1998 Net Income                            --         --             --           --            --       12,076,506      12,076,506
                                   ----------   --------    -----------    ---------     ---------     ------------    ------------
Balance at December 31, 1998        9,760,150    $ 9,760    $33,302,342     $ 31,272         $  --     $(13,637,877)   $ 19,705,497
Issuance of common stock in
  connection with exercise of
  866,364 common stock options        866,364        867      3,728,979           --            --               --       3,729,846
Issuance of common stock in
  connection with exercise of
  206,083 common stock purchase
  warrants                            206,083        206        264,794           --            --               --         265,000
Costs incurred in connection
  with the issuance of
  common stock                             --         --        (48,869)          --            --               --         (48,869)
Value of common stock warrants
  in connection with debt
  financing                                --         --        380,563           --            --               --         380,563
Unrealized gain/(loss) on
  currency translation                     --         --             --     (534,983)           --               --        (534,983)
1999 Net Loss                              --         --             --           --            --      (12,499,815)    (12,499,815)
                                   ----------   --------    -----------    ---------     ---------     ------------    ------------
Balance at December 31, 1999       10,832,597    $10,833    $37,627,809    $(503,711)        $  --     $(26,137,692)   $ 10,997,239
Issuance of common stock in
  connection with exercise
  of 90,000 common stock
  options 90,000                       90,000         90        250,535           --            --               --         250,625
Costs incurred in connection
  with the issuance of
  common stock                             --         --       (762,409)          --            --               --        (762,409)
Issuance of common stock            2,151,000      2,151      8,576,849           --            --               --       8,579,000
Stock purchase warrants
  issued for services rendered             --         --        239,513           --            --               --         239,513
Non-cash compensation related
  to resignation                           --         --        504,370           --            --               --         504,370
Unrealized gain/(loss) on
  currency translation                     --         --             --     (442,095)           --              --         (442,095)
2000 Net Loss                              --         --             --           --            --      (15,648,052)    (15,648,052)
                                   ----------   --------    -----------    ---------     ---------     ------------    ------------
Balance at December 31, 2000       13,073,597    $13,074    $46,436,667    $(945,806)    $(503,711)    $(41,785,744)     $3,718,191
                                   ==========    =======    ===========    =========     =========     ============    ============

    The accompanying notes are an integral part of the financial statements.

                                ARIEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                                2000             1999               1998
                                                                ----             ----               ----
                                                                                                  >
Cash flows from operating activities:

Net income / (loss)                                        $(15,648,052)     $(12,499,815)     $ 12,076,506
Adjustments to reconcile net income / (loss) to
          net cash used in operating activities:
      Depreciation and amortization                             878,301           932,409         1,265,801
      Amortization of goodwill and intangibles                  563,661         1,010,677            92,105
      Acquired in process research and development                   --                --           297,330
      (Gain) / Loss on sale of assets                                --            60,911       (29,537,896)
      Amortization of debt issuance financing costs             278,985           122,988            64,719
       Provision for doubtful accounts                          289,313           546,144           851,415
      Provision for inventory obsolescence                    1,497,961           265,421         2,293,500
      Non-cash compensation expense                             129,736                --           413,094
      Non-cash restructuring and special charges              2,050,511                --                --
(Increase) decrease in assets:
      Accounts receivable                                       614,457           (69,335)       (2,813,966)
      Other receivables                                        (206,176)          545,883          (522,361)
      Inventories                                              (763,498)         (729,945)       (1,700,796)
      Other assets                                               35,057           (65,267)          (34,176)
 Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                  (1,189,935)       (2,683,382)        1,062,523
      Royalties payable, related parties                             --            (4,200)           15,676
                                                            -----------     -------------     -------------
      Net cash used in operating activities               (11,469,679)      (12,567,511)      (16,176,526)
                                                            -----------     -------------     -------------

Cash flows from investing activities:
     Proceeds from sale of assets                                    --                --         31,348,753
     Acquisition of businesses (net of cash acquired)                --                --        (3,340,122)
     Purchase of equipment                                     (758,931)         (593,851)         (724,032)
                                                            -----------     -------------     -------------
Net cash (used in) / provided by investing
         activities                                            (758,931)         (593,851)       27,284,599
                                                            -----------     -------------     -------------

Cash flows from financing activities:
   Proceeds from debt financing                                      --                --         4,500,000
   Proceeds from issuance of common stock, net                7,816,591                --                --
   Proceeds from exercise of stock options and
       warrants, net                                            250,535         4,326,540         2,051,412
   Principal payments on capital lease obligations             (101,426)          (25,261)               --
   Principal payments on debt                                (1,714,334)       (2,085,316)       (2,308,774)
                                                            -----------     -------------     -------------
          Net cash provided by financing activities           6,251,456         2,215,963         4,242,638
                                                            -----------     -------------     -------------

Effect of exchange rate changes on cash and cash
       equivalents                                               17,969            37,255                --
                                                            -----------     -------------     -------------
Net increase (decrease) in cash and cash equivalents         (5,959,185)      (10,908,144)       15,350,711
   Cash and cash equivalents, beginning of year               7,088,431        17,996,575         2,645,864
                                                            -----------     -------------     -------------

   Cash and cash equivalents, end of period                $  1,129,246      $  7,088,431      $ 17,996,575
                                                           ============      ============     =============


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

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and expects to incur costs and expenses in excess of revenues as it continues to execute its business strategy in the ISP and Original Equipment Manufacturers ("OEM") markets. Absent the pending transaction described in Note 20 (which is contingent upon a number of factors also described in Note 20), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive remote access technology, and pay its obligations as they become due.

     The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, creditors, and certain key customers, the consummation of the pending transaction as described in Note 20 (or the closing of similar debt or equity transactions), and/or its ability to successfully develop and market its remote access products and technology at economically feasible levels in the highly competitive and rapidly changing technology environment.

     As discussed in Note 20, the Company has a pending transaction with Mayan Networks which the Company believes, if consummated, will provide adequate financial resources to support the Company through March 2002. There is no assurance, however, that the Company will be able to close the pending transaction or that such financial resources provided by the pending transaction, if closed, will be sufficient to support the Company until it reaches a successful level of operations.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the years ended December 31, 2000, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     During 2000 two customers represented 20% and 11% of total Company sales, respectively. During 1999 three customers accounted 22%, 12% and 11% of sales respectively. Combined, these customers comprised 45% of sales in 1999. During 1998, one customer accounted for 25% of the Company's sales. Two other customers accounted for 14% and 13%, respectively, of total Company sales during 1998.

Inventories

     Inventories are stated at lower of cost using the first-in, first-out method or market. The Company computes the lower of cost or market in accordance with the specific identification method.

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

Goodwill and Intangible Assets

     Purchased technology and other intangible assets are recorded at cost and are amortized on a straight-line basis over five years. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over 5 years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future net cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is based on the fair value of the asset.

     At each balance sheet date, the Company reviews recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future net cash flows from operating activities compared with the carrying value of the goodwill, and recognizes any impairment on the basis of such comparison. The recognition and measurement of goodwill impairment is assessed at the business-unit level.

Other Assets

     Other assets include deferred financing costs associated with debt financing which are stated at cost. Amortization of deferred financing costs is on a straight-line basis over the life of the debt agreement.

Foreign Currency Translation

     Financial position and results of operations of the Company's international subsidiaries have been measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of the period. Statement of operations accounts are translated at the average rates of exchange prevailing during the period presented. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation account in stockholders' equity.

Estimates Used in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allowance for uncollectible accounts receivable, allowance for inventory obsolescence, impairment of goodwill and intangibles, depreciation and amortization, and accrued expenses.

Research and Development and Software Development Costs:

     Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs.

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, ("SFAS"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized thereafter until the product is available for general release to customers and amortized over the economic life of the software product.

     Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Among other provisions, SOP 98-1 requires that entities capitalize certain internal use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not to be capitalized.

Earnings Per Share Data

     In accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

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

Advertising / Marketing

     Advertising and Marketing costs are expensed as incurred and amounted to $998,528, $1,102,211 and $703,625, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires a full set of general purpose financial statements to be expanded to include the reporting of

"comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2000, 1999 and 1998, the only item qualifying as other comprehensive income was unrealized gain or loss on foreign currency translation.

Reclassifications

     Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications had no impact to net income/(loss) and stockholders' equity.

Supplemental Cash Flow Information

     Interest paid for the years ended December 31, 2000, 1999 and 1998 was $400,061, $549,411, and $1,362,978, respectively. Income taxes paid in 1998 were $ 342,110. No income taxes were paid in 2000 and 1999.

     Excluded from the statements of cash flows were $19,746 and $62,273 of equipment purchases which were included in accounts payable and accrued expenses at December 31, 2000 and 1998, respectively. There were no such purchases accrued as of December 31, 1999.

     The Company incurred capital lease obligations of $351,195 during 1999. There were no capital lease obligations incurred in 2000 and 1998.

     Also see Notes 8 and 17 for additional non-cash transactions in connection with the issuance of shares of common stock in consideration for services rendered.

Recently Issued Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock options or awards that reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock options or awards to add reload features apply to modifications made after January 12, 2000. The effect of adopting FIN No. 44 did not have a material impact on the Company's financial statements.

     In December 1999, the staff of the SEC issued SAB 101, which summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due in part to the large number of revenue recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Amendment: Revenue Recognition in Financial Statements", was issued, which deferred the effective date of SAB 101 until the fourth fiscal quarter of 2000. The effect of adopting SAB 101 did not have a material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, delaying the effective date of SFAS No.
133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 by the Company, effective January 1, 2001, had no effect on the Company.

3. Acquisitions :

     On November 23, 1998, the Company acquired all of the outstanding common stock of Solutions for Communications and International ISDN, S.A. (SCii). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. Purchase consideration, including related transaction costs, consisted of $3,389,030 in cash.

     Valuation of the intangible assets acquired was determined by an independent appraisal company and consists of purchased in-process research and development (IPR&D), proven technology and an assembled workforce. The purchase price exceeded the estimated fair value of tangible and intangible assets acquired by $4,419,284 which was recorded as goodwill.

     The table below is an analysis of the purchase price allocation:

        Cash                                                                  $3,080,073

        Direct Acquisition Costs                                              $  308,957

        SCii liabilities assumed, including estimated contingent liabilities  $3,686,527
                                                                              ----------

                                            Total Purchase Price              $7,075,557
                                                                              ==========

        Estimated Fair Value of Tangible Assets Acquired                      $1,344,523

        Estimated Fair Value of IPR&D                                         $  297,330

        Estimated Fair Value of Indentifiable intangible assets               $1,014,420

        Goodwill                                                              $4,419,284
                                                                              ----------

                                            Total                             $7,075,557
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

     The identifiable intangible assets of $1,014,420 included in the purchase price allocation set forth above are comprised of proven technology with appraised fair value of $926,970 and an assembled workforce with an appraised fair value of $87,450. During 1999, goodwill was reduced by approximately $600,000 related to revisions of estimates for contingent liabilities.

     In June 2000, the Company recorded a restructuring charge of $2,356,656 of which $1,546,141 relates to the partial impairment of the carrying value of goodwill recorded with the Company's November 1998 purchase of SCii. The write-down of goodwill resulted from the Company's June 2000 decision to phase out SCii's low-end basic rate ISDN (BRI) products and to dismiss certain SCii employees related to these products and technologies. The decision was based on reduced sales of BRI products due to the loss of major customers and advances in competing technologies. Accordingly, future BRI sales forecasts have been reduced and the Company recognized the impairment of goodwill to the extent that undiscounted future net cash flows from operating activities do not exceed the carrying value of the goodwill.

     On March 12, 2001 the Company executed a settlement agreement whereby the former owner of SCii will reimburse the Company approximately $930,000. As of March 27, 2001, the Company has received approximately $600,000 and an additional $330,000 is due prior to May 25, 2001.

4. Inventories:

     Due to the introduction of the Company's new product line, the RS4200, in the fall of 1999, the Company has experienced reduced demand for its RS2000 product. During 2000 the Company has initiated reduced pricing and other programs to consume the remaining RS2000 inventory. At December 31, 2000 approximately $1,200,000 of RS2000 inventory remained on hand. As a result, reserves of $1,070,000 and $195,000 were recorded at December 31, 2000 and 1999, respectively.

     Inventories, net of allowance, consists of the following:

                                                  December 31,
                                             2000              1999
                                             ----              ----
         Component materials               $556,429            $371,821
         Work-in-progress                   557,632             814,923
         Finished goods                   1,445,199           2,116,313
                                         ----------          ----------
                                         $2,559,260          $3,303,057
                                         ==========          ==========

     Inventory at December 31, 2000 and 1999 included an allocation of approximately $82,140 and $99,000, respectively, of capitalized general and administrative expenses.

5. Equipment:

         Equipment consists of the following:

                                                                   December 31,
                                                                 2000             1999
                                                                 ----             ----
         Computer and other equipment                        $3,788,145       $3,391,195
         Computer software                                    1,061,733          933,483
         Office equipment and furniture and fixtures            869,619          654,502
         Vehicles                                                     -           89,972
         Loaner Equipment                                       278,636          183,014
         Leasehold improvements                                 192,478          191,471
                                                                -------          -------
                                                              6,190,611        5,443,637
         Less, accumulated depreciation and
         amortization                                        (4,929,499)      (4,056,509)
                                                             ----------       ----------
                                                             $1,261,112       $1,387,128
                                                             ==========       ==========

     Depreciation expense was $878,301, $932,409, and 1,265,801 during 2000,
1999 and 1998 respectively. 2000 expenses included $117,000 of depreciation for equipment acquired under capital leases.

6. Reconciliation of Weighted Average Shares:

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. The following table reconciles the number of shares used in the earnings per share calculations:

                                                                         1998
                                                                         ----
            Common shares -- basic                                    9,652,664
            Effect of dilutive securities:
            Stock options                                             2,411,736
            Shares Acquired using the Treasury Stock Method          (1,221,185)
                                                                    -----------
            Common shares - diluted                                  10,843,215
                                                                    ===========

Options to purchase 2,621,776, 1,888,313 and 508,097 shares of common stock were outstanding at December 31, 2000, 1999 and 1998 but were not included in the computation of dilutive earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

7. Goodwill, Intangible and Other Assets:

     Goodwill, intangible and other assets consist of the following:

                                                               December 31,
                                                           2000          1999
                                                           ----          ----

     Goodwill and Intangible Assets, net of              $580,966    $3,098,889
     accumulated amortization of $1,666,443
     and $1,102,782 in 2000 and 1999,
     respectively

     Other Assets                                         863,945       688,586
                                                       ----------    ----------
                                                       $1,444,911    $3,787,475
                                                       ==========    ==========

     Amortization expense was $563,661 and $1,010,677 for the years ended December 31, 2000 and 1999, respectively.

8.  Non-recurring items:

     Effective May 31, 2000 the Company terminated the employment of Jay Atlas, its president and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a charge of $810,515, which reflects severance and related employee benefits payments of $306,145 and an estimated value of $504,370 for the extension of stock options that vested during Mr. Atlas' employment. As of December 31, 2000, $157,597 of the accrued severance has been paid.

     On September 1, 1998, the Company completed the sale of all of the assets of its Communications Systems Group, (CSG), to publicly held Cabletron Systems, Inc. of Rochester, New Hampshire. The Company received $28.5 million in cash on September 1, 1998 in addition to a $5.0 million deposit it took down on July 27, 1998, for total proceeds of $33.5 million for the assets of CSG. Expenses of the transaction netted against the proceeds were approximately $3,962,104 including $1,541,673 to Mr. Etienne A. Perold, $140,000 to Mr. Theodore J. Coburn and $75,000 to Mr. Robert J. Ranalli, former directors of the Company, who have provided management advisory services to the Company in the past.

     Additionally, interest expense reflects a one time charge of $750,000 in accordance with the terms of a $2.0 million bridge loan the Company drew down on February 19, 1998 against the anticipated proceeds of this sale. Under the terms of the Bridge Loan, the note matured upon the sale of CSG. To avoid additional interest, the Company amended the terms to pay the one time fee upon receipt of the deposit on July 27, 1998. The outstanding principal balance of $2 million and any accrued interest was repaid at closing on September 1, 1998. In addition to these expenses, approximately $1.2 million in employee bonuses were paid as a result of the sale.

9. Accrued Expenses:

         Accrued expenses consists of the following:

                                                              December 31,
                                                           2000          1999
                                                           ----          ----
         Salaries, severance and related benefits     $   699,348     $1,203,579
         Trade show and marketing expenses                271,335             --
         Other                                            718,288        695,069
                                                       ----------     ----------
                                                       $1,688,971     $1,898,648
                                                       ==========     ==========

10. Credit Facility:

     The Company maintains a credit facility with Transamerica. Currently the Company has a five-year, $3 million term loan ("Term Loan") and a $4 million revolving line of credit ("Revolver"). As of December 31, 2000, there was $1,788,984 outstanding under the Term Loan. Amounts previously drawn against the Revolver matured on June 12, 2000, and have been paid in full as of December 31, 2000.


     The Company took down the Term Loan on June 12, 1997 when it signed the agreement. Term Loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the Term Loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. The interest rate in effect was 12.10% and 12.23% at December 31, 2000 and 1999, respectively.

     The Revolver provided for up to $4.0 million in advances based on a formula of eligible accounts receivable and inventory. Amounts drawn under the Revolver were collateralized accounts receivable and inventory. Eligibility was computed monthly and amounts drawn that were not supported by the formula were repaid at that time. Accordingly, a Revolver balance, if any, was reflected as a current liability on the balance sheet. The interest rate in effect under the Revolver was based on the prime rate plus 2.50%.


     In addition, the credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company or its ability to meet its obligations.

     In 1999 the Company incurred financing costs of $380,562 as consideration for waivers and amendments to certain financial covenants. There were no financing costs incurred during 1998 or 2000.

     Amortization of debt issuance costs for the years ended December 31, 2000, 1999 and 1998 were $278,985, $122,988 and $64,719, respectively.

     On October 18, 1999 the Company executed an amendment to the credit agreement that eliminated financial covenants that the Company must be in compliance with as of and for the year ended December 31, 2000 and subsequent periods.

     The Company believes that the fair value of this financial instrument approximates the carrying value.

Total debt as of December 31, 2000 consisted of the following:

                                                  Short Term Debt        Long Term Debt      Total Debt
                                                  ---------------        --------------      -----------
       Transamerica Revolver                            $     ---                   ---      $       ---
       Transamerica Term Note                             520,263           $ 1,268,721        1,788,984
                                                        $ 520,263           $ 1,268,721      $ 1,788,984
                                                        ---------           -----------      -----------

Total debt as of December 31, 1999 consisted of the following:

                                                 Short Term Debt          Long Term Debt        Total Debt
                                                 ---------------          --------------        ----------
       Transamerica Revolver                         $ 1,199,837                $    ---        $ 1,199,837
       Transamerica Term Note                            504,988               1,788,985          2,293,973
       COFACE Credit                                     171,144                     ---            171,144
       Banque Nationale de Paris                          14,586                     ---             14,586
       ANVAR                                               5,371                     ---              5,371
                                                     -----------             -----------        -----------
                                                     $ 1,895,926             $ 1,788,985        $ 3,684,911
                                                     ===========             ===========        ===========

     Acquired foreign debt of $191,101 consisted of three notes with various institutions and interest rates ranging from 5.19% to 9.7%. Payments are monthly or due at the end of the term with the last payment made on November 30, 2000.

         Principal payments on debt are as follows:

                                                For the Years Ended December 31,

2001                                                      $  520,263
2002                                                       1,268,721
2003                                                            ----
2004                                                            ----
Thereafter                                                      ----
                                                         -----------
Total                                                     $1,788,984
                                                          ==========


11. Supplemental Financial Data:

The following table sets forth the activity in the Company's inventory reserves:

December 31, 1997                                           $   256,839

Additions charged to costs and expenses                       2,293,500
Additions due to valuation of assets acquired                   135,923
Net write-offs                                                 (326,267)
                                                            -----------
December 31, 1998                                           $ 2,359,995

Additions charged to costs and expenses                         265,421
Net write-offs                                                 (498,545)
                                                            -----------
December 31, 1999                                           $ 2,126,871

Additions charged to costs and expenses                       1,497,961
Net write-offs                                                 (858,756)
                                                           ------------
December 31, 2000                                          $  2,766,076
                                                           ============



The following table sets forth the activity in the Company's allowance for doubtful accounts:

December 31, 1997                                            $  187,446

Additions charged to costs and expenses                         851,415
Additions due to valuation of assets acquired                   486,688
Net write-offs                                                  (64,694)
Net recoveries                                                       --
                                                             ----------
December 31, 1998                                            $1,460,855

Additions charged to costs and expenses                         546,144
Net write-offs                                                 (990,518)
Net recoveries                                                    3,250
                                                             ----------
December 31, 1999                                            $1,019,731

Additions charged to costs and expenses                         289,313
Net write-offs                                                 (706,629)
Net recoveries                                                   42,291
                                                             ----------
December 31, 2000                                            $  644,706
                                                             ==========

12. Income Taxes:

     The Company's income tax provision/(benefit) consists of the following:

                                                               Years Ended
                                                               December 31,
                                                   -----------------------------------
                                                     2000         1999          1998
                                                     ----         ----          ----
         Current:
                  Federal                         $     ---     $    ---      $359,265
                  State                            (423,938)    $    ---      $  9,367
                                                  ---------     --------      --------
                                                   (423,938)    $    ---      $368,632
                                                  ---------     --------      --------
         Deferred:
                  Federal                         $     ---     $    ---      $    ---
                  State                           $     ---     $    ---      $    ---
                                                  ---------     --------      --------
                                                        ---          ---           ---
                                                  ---------     --------      --------
         Income Tax Provision / (Benefit)         $(423,938)    $    ---      $368,632
                                                  =========     ========      ========


The differences between the United States federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                                         2000        1999        1998
                                                                         ----        ----        ----
     Tax at United States Federal statutory tax rate                      (34)%      (34)%         34%
     Benefit of net operating loss carryforward                             -%         -%         (36)%
     Accounting losses for which deferred tax benefit cannot be
        currently recognized                                               28%        24%           -%
     Foreign losses for which deferred tax benefits cannot
       currently be recognized                                              4%         9%           2%
     Other                                                                 (1%)        1%           -%
     Alternative Minimum Tax                                                -%         -%           3%
                                                                          ---        ---          ---
         Effective tax rate                                                (3)%        --%           3%
                                                                          ===        ===          ===

     The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the Company's net deferred tax assets for financial reporting purposes are as follows:



                                                                              December 31,
                                                                              ------------
         Deferred tax assets:                                             2000             1999
                                                                          ----             ----
               Accounts receivable                                  $    768,761      $    314,343
               Inventory                                               1,067,230           806,707
               Accrued expenses                                          562,887           191,524
               Net operating loss carry forward                       13,655,407         8,107,292
               Foreign capital loss carryforward                           5,431             5,807
               Foreign net operating loss carryforward                 1,791,544         1,510,367
               Research and development tax credits                    1,720,434         1,780,391
               Depreciation                                              416,578           167,899
               AMT Credit                                                302,254           337,799
                                                                         -------          -------
               Total                                                  20,290,526        13,222,129
         Valuation allowance                                         (20,290,526)      (13,222,129)
                                                                    ------------      ------------
                          Net                                       $        ---      $        ---
                                                                    ============      ============

         At December 31, 2000, the Company had available net operating loss carryforwards and research and development credits for federal income tax purposes of approximately $41,100,000 and $1,300,000, respectively, which expire in the years 2005 through 2020. At December 31, 2000, the Company had available net operating loss carryforwards and research and development credits for state income tax purposes of approximately $42,200,000 and $600,000, respectively, which expire in the years 2004 through 2007. The tax benefits related to approximately $9,600,000 of the federal and state net operating losses at December 31, 2000 relate to stock option deductions and will be credited to additional paid-in capital if recognized. At December 31, 2000, the Company had available federal AMT credits of approximately $302,000 that will carryforward indefinitely. The timing and manner in which the net operating loss carryforwards and credits may be utilized to reduce future taxable income, if any, may be limited by Internal Revenue Code Section 382.

     At December 31, 2000, the Company had available net operating loss carryforwards for foreign income tax purposes of $4,900,000 of which approximately $4,700,000 expires in the years 2002 through 2005. Aproximately $200,000 of the foreign net operating loss carryforwards will carryover indefinitely. At December 31, 2000, the Company had available foreign capital loss carryforwards of $29,000 which expire in the year 2006.

13. Employee Benefit Plans:

     Effective January 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 50% of a participant's contribution up to a maximum of 3% of gross salary. Company contributions vest after four years of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended December 31, 2000, 1999 and 1998 was $135,172, 120,411 and $163,106, respectively.

     The Company also maintains a profit sharing plan for the benefit of its employees. Contributions are determined at the discretion of the Company as defined in the Plan Document. No contributions were made for 2000, 1999 or 1998.

14. Commitments and Contingencies:

     In December 2000 the Company relocated the offices of its French subsidiary in Paris, France. Under the Paris lease the subsidiary has certain future obligations contingent on other tenants occupying the vacated premises. As the Company believes that some amount related to these issues is probable, contingent liabilities of $50,416 were recorded as of December 31, 2000.

     In December 1998, the Company's acquired French subsidiary, (See Note 3), received an assessment for taxes, penalties and interest as a result of an audit of the subsidiary's 1995 tax return. Additional assessments have subsequently been received for 1996, 1997 and 1998. The subsidiary has also received notices of additional customs taxes and related penalties and interest due to the French government. The Company has contested all these assessments and reached a final settlement with the tax authorities in December 2000. During the period the assessments were contested, a contingent liability was recorded as the Company believed some assessment was probable. The final settlement amount was recorded in accounts payable at December 31, 2000. As of the filing date, a portion of the settlement amount has been offset against certain tax credits due the Company and the remainder remitted.

     Additionally, the Company purchases certain components upon which the Company has developed specific products from sole source suppliers. The Company does not have long-term agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining these components, any reduction or interruption in supply or manufacturing from these third-party contractors would adversely affect its ability to continue to deliver its products.

     The Company leases office space for its corporate headquarters under an operating lease which expires in January 2006. The lease provides for annual minimum lease payments during the first year of $379,872, increasing annually thereafter by $22,500. The lease also provides for the Company to pay a portion of common area costs as defined. The Company has two five-year options to renew the lease at terms as defined based upon fair market value. In addition, $125,000 is held in escrow to be applied to future rental payments. Such amount is classified as a long-term prepayment. The Company also paid a $200,000 security deposit relating to this lease. Additionally, the Company has a lease on office space in Paris, France which expires December 31, 2006 and in Dortmund, Germany which expires December 31, 2004. The Company also has certain property and equipment under capital leases. Future minimum lease payments under all leases at December 31, 2000 are as follows:

                  For the Year Ending December 31,       Operating Leases      Capital Leases
                  --------------------------------       ----------------      --------------
                  2001                                            542,025             132,071
                  2002                                            468,866              99,053
                  2003                                            470,280                   -
                  2004                                            489,966                   -
                  2005                                            507,098                   -
                  Thereafter                                       79,061                 ---
                                                               ----------            --------
                  Total                                        $2,557,296             231,124
                                                               ----------
                  Less amounts representing interest                                  (16,125)
                                                                                     --------
                  Obligations under capital leases                                    214,999
                  Less current portion                                               (110,033)
                                                                                     --------
                                                                                     $104,966

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was $629,515, $598,138, and $734,651, respectively.

15. Segment Data:

     In accordance with SFAS No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), the segment information is being reported consistent with the Company's method of internal reporting. The Company's reportable segments for 2000 and 1999 were North American and European operations, which are a result of the acquisition of Scii (see Note 3) in 1998 and the establishment of Ariel Deutschland, GmbH, a wholly owned German subsidiary in 1999. European operations were not material and did not qualify as a reportable segment as of December 31, 1998; therefore, there is no comparable segment information presented for 1998. Segment profit includes operating expenses directly attributable to the segment including administrative, selling, marketing, research and development costs and taxes. Certain expenses managed outside the reportable segments are excluded. The Company does not include intercompany transfers between segments for management reporting purposes.

     Summary information by segment as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                          For the years ended December 31,
                                                              2000                  1999
                                                              ----                  ----
        NORTH AMERICA:
        Revenues from external customers                 $  7,564,785            $11,229,081
        Intersegment revenues                                  49,562                 19,318
        Net segment (loss)                                (12,245,298)            (9,918,643)

        Interest income / (expense), net                        3,278                (76,349)
        Segment assets                                      8,070,360             16,759,363

        EUROPE:
        Revenues from external customers                 $    442,289            $   397,465
        Intersegment revenues                                     -0-                    -0-
        Net segment (loss)                                 (3,396,857)            (2,577,618)

        Interest income / (expense), net                       (3,386)               (10,785)
        Segment assets                                      1,137,691              3,057,709

     A reconciliation of the Company's segment losses to the corresponding consolidated amounts for the year ended December 31, 2000 and 1999 is as follows:

                                                        2000                   1999
                                                        ----                   ----
        Total Segment profit / (loss)               ($15,642,155)         ($12,496,261)
        Margins on intersegment revenues                  (5,897)               (3,554)
                                                    ------------          ------------
        Net loss                                    ($15,648,052)         ($12,499,815)
                                                    ============          ============


16. Share Rights Plan:

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

17. Related Party Transactions:

Legal

     The Company's outside legal counsel owns shares of the Company's common stock and is a member of the Company's Board of Directors. Total legal fees paid to this outside attorney for the years ended December 31, 2000, 1999 and 1998 were approximately $113,000, $120,000 and $124,000, respectively.

Management Advisory Services

     A director and former executive officer of the Company performed management consulting services consisting primarily of supporting our efforts to raise additional capital in the years ended December 31, 2000 and 1999. Fees received for those services were $25,000 and $54,166 for the years ended December 31, 2000 and 1999, respectively. Effective May 11, 2000 that director was employed by the company at an annual salary of $120,000. Total compensation paid to him during 2000 was $62,555.

     A director of the Company provided management advisory services to the Company since 1995. Fees incurred for the year ended December 31, 1998 were approximately $450,000. In December 1998, the Company entered into a termination agreement with this director. As a result, no such fees were incurred in 1999 or 2000.

     In addition, this director received a stock option grant of 80,000 options for management advisory services. That grant is dated December 31, 1998 and vested at the grant date. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's CSG unit as disclosed in note 8. This director also had an outstanding receivable of $100,000 to the Company as of December 31, 1998. This amount was repaid to the Company in January 1999.

Investment Banking Services

     A former director of the Company had provided investment banking advisory services to the Company since 1996. Fees and expenses incurred for the years ended December 31, 1999 and 1998 were approximately $22,000 and $156,200, respectively. No such fees were incurred for the year ended December 31, 2000. In addition, this director received a stock option grant of 40,000 options dated July 30, 1996 that vested 25% on July 30, 1996, 25% July 30, 1997 and 50% July 30, 1998 as well as an additional stock grant of 40,000 options dated May 1, 1997 that vested 50% on the effective date and 50% on May 1, 1998. These fees are in addition to fees received for management advisory services rendered for the sale of the Company's CSG unit as disclosed in note 8.

Program Management Services

     In February 1999, the Company entered into a consulting agreement with GIOS Incorporated to advise our senior management in connection with the installation of new product development process capabilities, including assessing process issues and providing strategic decision support on an as needed basis. GIOS was co-founded in September 1998 by Dennis Schneider, our CEO and President. The agreement provides that Mr. Schneider will represent only our interests during the course of the consulting relationship. Compensation to GIOS under the agreement is $2,000 per day, three days per week for the first month of the agreement, and $1,750 per day for the remainder of the relationship, with specific time commitments to be negotiated by the parties. Under this agreement the Company paid GIOS approximately $12,485 and $162,000, for the years ended December 31, 2000 and 1999, respectively.

     A director and former executive officer of the Company performed management consulting services consisting primarily of sales consulting in the year ended December 31, 2000. Fees received for those services were approximately $137,000.

18. Stock Purchase Agreement:

     On February 24, 2000 the Company entered into an agreement with a number of investors to sell 2,151,000 shares of our common stock at a purchase price of $4.00 per share in a private placement. The Company also issued 2,151,000 warrants to purchase common stock with an exercise price of $6.875. The warrants are exercisable as of September 1, 2000. The exercise price of the warrants was reset to $.95 on March 1, 2001 based on the average market price for the five trading days preceding the one year anniversary date of the agreement. Under the terms of the agreement, the Company filed a registration statement to register the shares sold and those underlying the warrants. That registration statement was declared effective on April 20, 2000.

     The agreement also calls for the issuance of additional shares at no cost to these investors should the Company sell shares of common stock, or securities convertible into common stock, at a price less than $4.00 per share within twenty four months of this agreement. This provision requires the Company to issue additional shares such that the average share price of these investors is equal to the then offered price. Additionally, for twenty-four months from the date of the agreement, these investors have the right of first refusal to participate in any future sales of our common stock, or securities convertible into common stock, under the terms then offered.

19. Stock Option and Restricted Stock Awards:

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

     During 1994, the Company granted, from the 1992 Plan, a total of 268,875 Options which entitle the holders to acquire an equal number of shares of the Company's common stock at an exercise price per share of $2.27 or $2.45. The Options vest over a four-year period.

         Effective October 31, 1994, the Board terminated the 1992 Plan and, accordingly, no additional Options or Awards will be issued from the 1992 Plan. As of December 31, 2000, 22,625 options remain outstanding.

The 1994 Stock Option Plan

     During 1994, the Board of Directors (the "Board") approved and stockholders of the Company ratified the adoption of the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for a maximum of 500,000 shares of the Company's common stock to be issued to employees, directors and consultants ("employees"), as defined, in connection with stock option grants ("Stock Options"). Stock Options will be granted by the Board or a committee appointed by the Board ("the Committee"). Each Stock Option will entitle the holder to acquire an equal number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant as determined by the Committee (110% of the fair market value for an employee who owns 10% or more of the Company as defined). The Committee will determine the Stock Option vesting period and expiration date not to exceed ten years from the date the Stock Option was granted. The 1994 Plan contains a provision whereby an employee, at the discretion of the Committee, may receive a loan from the Company in order to exercise their Stock Options. The 1994 Plan also provides for the Committee, at its discretion, to accelerate the vesting of all outstanding Stock Options so that they become fully and immediately exercisable. During October 1994, the Company granted, from the 1994 Plan, 150,000 Stock Options to three members of the Company's Advisory Board. Each Stock Option entitles the holder to acquire one share of the Company's common stock at exercise prices, per share, of $2.45 for 75,000 Stock Options and $6.00 for the remaining 75,000. The Advisory Board Stock Options are immediately exercisable and expire three years from the date of grant. In connection with the Company's initial public offering, the underwriting agreement entered into in connection therewith prohibits the Company from granting future Stock Options at an exercise price below $4.00.

     All other outstanding options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 2000, 1,200 options remain outstanding.

The 1995 Stock Option Plan

     The Company adopted its 1995 Incentive Stock Option Plan ("Plan"), which was approved by the Company's stockholders at the annual meeting of stockholders on May 14, 1996. The stockholders ratified an amendment to the Plan at the 1997 annual meeting of stockholders held on June 13, 1997, increasing the number of shares issuable under the Plan from 600,000 to 1,200,000. On June 24, 1998, the stockholders ratified an amendment to the Plan , increasing the number of shares issuable under the Plan from 1,200,000 to 1,700,000. On June 23, 1999, the stockholders ratified another amendment to the Plan, increasing the number of shares issuable under the Plan from 1,700,000 to 2,200,000.

     The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 2,200,000 shares of the Company's common stock may be granted.

     At various times during 2000, the Company granted a total of 1,042,250 options which entitles the holder to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $1.13 to $8.19. The options vest over periods ranging from immediate up to four years and expire in ten years. At December 31, 2000, 1,306,699 options remain outstanding.

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

Non-Plan Options

     During 2000, the Company granted 311,500 stock options to certain employees and outside consultants. Such options were issued outside the 1995 Plan and entitle the holders thereof to acquire an equal number of shares of the Company's common stock at exercise prices ranging from $2.75 to $7.81. Such options vest over periods ranging from immediate to four years and expire in ten years. At December 31, 2000, a total of 951,752 non-plan options remain outstanding.

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

     421,000 options have been granted pursuant to the 1996 Directors Plan to date. The ability of a grantee to purchase the common stock under the 1996 plan is terminated if his or her service with the Company is terminated, provided that in certain circumstances the grantee or his estate will have the right to purchase the common stock after termination of service for a limited period of time. The right to acquire common stock is not transferable except in the circumstances of death. In the event that a reorganization, merger, consolidation, reclassification, recapitalization or capital adjustment including a stock dividend or other similar change in the common stock of the Company, equitable adjustment shall be made by the Company in the number and kind of shares that may be acquired under the 1996 Directors Plan. Common stock that may be acquired under the 1996 Directors Plan may be acquired by the surrender of other shares of common stock owned by the employee or the surrender of an unexercised portion of the right to acquire common stock under the 1996 Directors Plan.

     The Company applies APB No.25, "Accounting for Stock Issued to Employees", and related interpretations for stock options issued to employees in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans other than for stock options granted to outside consultants. During 1998, the Company recorded a total of approximately $302,275 of compensation related to options granted to consultants. These amounts are being amortized over the period of benefit, resulting in a $413,094 charge to operations for the year ended December 31, 1998. No such charges were recorded during 2000 or 1999. The exercise price for all stock options issued to employees and non-employees during 2000, 1999 and 1998 was equal to the market price of the Company's stock at the date of grant.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, the Company's basic and diluted earnings/(loss) per share would have been adjusted, as shown in the table below. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                       For the years ended December 31,
                                       --------------------------------
                                    2000             1999              1998
                                    ----             ----              ----
Risk-free interest rate            4.62%            6.08%             4.70%
Expected life                  4.0 years        3.4 years         4.1 years
Expected volatility                 122%              86%               80%
Expected dividends                  None             None              None


         Net income/(loss) and basic and diluted earnings/(loss) per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                      For the years ended December 31,
                                                      --------------------------------
Net income/(loss):                                2000             1999             1998
                                                  ----             ----             ----
    As reported                              ($15,648,052)     ($12,499,815)     $12,076,506
    Pro forma                                ($18,109,977)     ($11,776,096)     $ 9,285,433

Basic Earnings/(Loss) per share:
    As reported                                   $ (1.23)          $ (1.27)           $1.25
    Pro forma                                      $(1.42)           $(1.20)           $0.96
Diluted Earnings/(Loss) per share:
    As reported                                   $ (1.23)           $(1.27)           $1.11
    Pro forma                                     $ (1.42)           $(1.20)           $0.86

         Pro forma amounts reflect options granted after 1994 and are not likely to be representative of amounts in future years, as additional options are awarded and vested.

         For the three years ended December 31, 2000, option activity for the plans was as follows:

                                                                            Weighted
                                                                            Average
                                                            Options       Exercise Price
                                                            -------       --------------
Stock options outstanding at December 31, 1997            2,076,175           6.35

Granted                                                   2,697,300           3.82
Forfeited                                                (1,568,375)          6.29
Exercised                                                  (425,900)          4.32
                                                         ----------           ----
Stock options outstanding at December 31, 1998            2,779,200           4.24

Granted                                                     687,752           3.16
Forfeited                                                  (712,275)          5.45
Exercised                                                  (866,364)          4.31
                                                         ----------           ----
Stock options outstanding at December 31, 1999            1,888,313           3.37

Granted                                                   1,636,250           3.33
Forfeited                                                  (808,787)          3.37
Exercised                                                   (85,000)          2.95
                                                         ----------           ----
Stock options outstanding at December 31, 2000            2,630,776           3.35

         The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.33, $3.06, and $2.10, respectively.

The following table summarizes information about the outstanding and exercisable stock options at December 31, 2000:

                                    Stock Options Outstanding                          Stock Options Exercisable
                        --------------------------------------------------        -------------------------------------
                                                               Weighted
                                           Weighted            Average                                 Weighted
       Range of                             Average           Remaining                                Average
   Exercise Prices            Shares       Exercise        Contractual Life               Shares    Exercise Price
   ---------------            ------       ---------       ----------------               ------    --------------
                                             Price
                                             -----
   $1.13 to $2.44            878,251        $ 2.20            8.6 years                  667,251        $ 2.31
   $2.45 to $3.81          1,277,376        $ 3.46            9.1 years                  457,576        $ 3.27
   $3.94 to $10.63           475,149         $5.17            7.6 years                  363,775        $ 5.37
                           ---------                                                   ---------
                           2,630,776                                                   1,488,602


20. Subsequent Event

      On March 28, 2001 the Company entered into a definitive agreement and plan of merger with Mayan Networks which upon consummation requires us to, among other things, effect a reverse stock split and to issue additional shares to Mayan Network's shareholders immediately after the reverse stock split. Upon consummation of the transaction Mayan Network shareholders will control approximately 90% of the Company's outstanding voting stock.

     The consummation of the transaction requires, among other things, the approval of the plan of merger by shareholders of both companies, the filing of a registration statement with the Securities and Exchange Commission on Form S-4, the effectiveness of the shares to be issued in that filing and the listing of those shares with NASDAQ.

      The agreement and plan of merger also provides for a Promissory Note (the "Note") which calls for Mayan Networks to provide up to $2 million in debt financing to the Company on an as needed basis until the transaction is consummated or otherwise terminated. In the event Mayan chooses to terminate the merger agreement due to a superior offer, the note becomes a term note with any principal and accrued interest payable on the one year anniversary of the termination. The Company must maintain certain representations and warranties and not be in breach of the covenants of the agreement and plan of merger to draw down funds against the Note. The Note has an annual interest rate of 8% and requires the Company to execute a subordinated security agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARIEL CORPORATION


                                       By:/s/ Dennis I. Schneider
                                          -----------------------------------
                                          Dennis I. Schneider,
                                          President and CEO


     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

             Signature                                      Title                                                 Date
/s/ Dennis I. Schneider
-------------------------------------
        (Dennis I.Schneider)                 President - Chief Executive Officer and  Director


/s/ John R. Loprete
-------------------------------------
         (John R. Loprete)                   Vice President - Finance


/s/ Anthony M. Agnello
-------------------------------------
        (Anthony M. Agnello)                 Chairman of the Board of Directors


/s/ Harold W. Paul
-------------------------------------
          (Harold W. Paul)                   Director


/s/ Robert F. Burlinson
-------------------------------------
       (Robert F. Burlinson)                 Director


/s/ Ira H. Fuchs
-------------------------------------
           (Ira H. Fuchs)                    Director


/s/ Jay H. Atlas
-------------------------------------
           (Jay H. Atlas)                    Director


/s/ Esmond T. Goei
-------------------------------------
          (Esmond T. Goei)                   Director