Form 10-Q
period 2001-03-31
ARIEL CORP
filed 2001-05-15
CIK 911167

Securities and Exchange Commission

                              Washington, DC 20549
                       ----------------------------------

                                    Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the securities exchange act of 1934

 For the quarterly period ended March 31, 2001  Commission file number: 0-25326

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

 Common Stock, $.001 par value                  13,073,920 shares outstanding
                                                as of March 31, 2001


                    Documents Incorporated by Reference: None





                                Ariel Corporation
                                      Index

Part I.  Financial Information
-------  ---------------------

Item 1.  Consolidated Financial Statements  (Unaudited)
         ----------------------------------

                  A.       Consolidated balance sheets as of March 31, 2001 and December 31, 2000

                  B.       Consolidated statements of operations and comprehensive losses for the three months ended March 31, 2001 and 2000

                  C.       Consolidated statements of cash flows for the three months ended March 31, 2001 and 2000.

                  D.       Notes to consolidated financial statements



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
         --------------------------------------------------------------------------------------



Part II.  Other Information
-------  ---------------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults on Senior Securities

Item 4.   Submission of Matters to a Vote of Shareholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K









PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                                                        ARIEL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,     December 31,
                                                                                           2001           2000
                                                                                           ----           ----
ASSETS                                                                                  (Unaudited)

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS .................................................   $    423,477    $  1,129,246
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
         $547,715 IN 2001 AND $644,706 IN 2000, RESPECTIVELY......................        421,939       2,077,581
       OTHER RECEIVABLES .........................................................        209,448         240,082
       INVENTORIES, NET ..........................................................      2,279,477       2,559,260
       PREPAID EXPENSES ..........................................................        482,957         495,859
                                                                                      -----------    ------------
                          TOTAL CURRENT ASSETS ...................................      3,817,298       6,502,028

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
            AND AMORTIZATION .....................................................      1,058,656       1,261,112

OTHER ASSETS .....................................................................        673,891       1,444,911

                                                                                     ------------    ------------
       TOTAL ASSETS ..............................................................   $  5,549,845    $  9,208,051
                                                                                     ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE ..........................................................   $  1,661,925    $  1,705,696
       ACCRUED EXPENSES ..........................................................      1,800,652       1,688,971
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT .........................        886,126         520,263
       CURRENT PORTION OF CAPITAL-LEASE OBLIGATION ...............................        110,033         110,033
       ROYALTIES PAYABLE .........................................................         91,210          91,210
                                                                                     ------------    ------------
                          TOTAL CURRENT LIABILITIES ..............................      4,549,946       4,116,173




CAPITAL-LEASE OBLIGATION, NET OF CURRENT PORTION .................................         76,059         104,966
NOTES PAYABLE - LONG TERM ........................................................      1,066,922       1,268,721


STOCKHOLDERS' EQUITY
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                ISSUED AND OUTSTANDING - 13,073,920  AT MARCH  31, 2001
                AND DECEMBER 31, 2000 ............................................         13,074          13,074
       ADDITIONAL PAID-IN CAPITAL ................................................     46,436,667      46,436,667
       UNREALIZED LOSSES - FOREIGN CURRENCY TRANSLATION ADJUSTMENT ...............       (958,245)       (945,806)
       ACCUMULATED DEFICIT .......................................................    (45,634,578)    (41,785,744)
                                                                                      ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY / (DEFICIT) ....................................       (143,082)      3,718,191
                                                                                      ------------    ------------


       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT) ......................  $   5,549,845   $   9,208,051
                                                                                      ============    ===========




                           The accompanying notes are an integral part of the financial statements.







                                ARIEL CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
                                   (Unaudited)

                                                           Three Months Ended March 31,

                                                                2001             2000
                                                           ------------    ------------
SALES ..................................................   $    881,656    $  2,072,221
COST OF GOODS SOLD .....................................        625,508         868,374
                                                           ------------    ------------
       GROSS PROFIT ....................................        256,148       1,203,847
EXPENSES:
     SALES AND MARKETING ...............................      1,064,854       1,266,834
     GENERAL AND ADMINISTRATIVE ........................      1,935,011       1,468,396
     RESEARCH AND DEVELOPMENT ..........................      1,090,516       1,281,626
                                                           ------------    ------------
         TOTAL OPERATING EXPENSES ......................      4,090,380       4,016,856
                                                           ------------    ------------
       LOSS FROM OPERATIONS ............................     (3,834,232)     (2,813,009)

INTEREST INCOME ........................................          7,269         110,918
INTEREST EXPENSE .......................................        (67,167)       (110,133)
OTHER INCOME / (EXPENSE) ...............................         45,296            (753)
                                                           ------------    ------------
        NET LOSS .......................................   $ (3,848,834)   $ (2,812,977)
                                                           ------------    ------------
      OTHER COMPREHENSIVE LOSS, NET OF TAX
            FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ...        (12,439)       (147,268)
                                                           ------------    ------------
                               COMPREHENSIVE LOSS ......   $ (3,861,273)   $ (2,960,245)
                                                           ============    ============
      BASIC AND DILUTED LOSS PER SHARE .................   $      (0.29)   $      (0.24)
                                                           ============    ============



        The accompanying notes are an integral part of the financial statements.




                                                          Ariel Corporation
                                                Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                                                                       For The Three Months
                                                                                                          Ended March 31,
                                                                                                       2001                 2000
                                                                                                  ------------       ---------------
Cash flows from operating activities:
Net Loss .................................................................................        $ (3,848,834)        $ (2,812,977)
Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ..............................................             203,529              243,905
              Amortization of goodwill & intangibles .....................................              49,112              233,467
              Amortization of debt issuance costs ........................................              69,746               67,953
              Provision / (recovery) for doubtful accounts ...............................              12,956               (1,793)
              Provision for inventory obsolescence .......................................              45,000               91,659
              Non-cash compensation expense ..............................................              59,878                 --
(Increase) decrease in assets
              Accounts receivable ........................................................           1,757,033            1,119,738
              Other receivables ..........................................................            (115,539)            (122,392)
              Inventories ................................................................             240,678              105,548
              Other assets ...............................................................            (111,539)            (251,209)
Increase (decrease) in liabilities:
              Accounts payable and accrued expenses ......................................             134,558           (2,340,170)
                                                                                                     ------------       ------------
              Net cash used in operating activities ......................................          (1,503,422)          (3,666,271)
                                                                                                     ------------       ------------
Cash flows from investing activities:
              Purchase of equipment ......................................................              (3,620)            (320,896)
              Purchase of investments ....................................................            (220,000)                --
              Proceeds from maturity of investments.......................................             350,000                 --
              Purchase price adjustment ..................................................             564,430                 --
                                                                                                     ------------       ------------
              Net cash provided by (used in) investing activities ........................             690,810             (320,896)
                                                                                                     ------------       ------------
Cash flows from financing activities:
      Principal payments on capital lease obligation .....................................             (28,907)             (25,593)
      Principal payments on long-term debt ...............................................            (163,752)            (204,183)
      Proceeds from bridge-loan ..........................................................             300,000                 --
      Proceeds from issuance of common stock, net ........................................                --              8,242,142
      Proceeds from exercise of common stock options and warrants ........................                --                 10,063
                                                                                                      ------------      ------------
              Net cash provided by financing activities ..................................             107,341            8,022,429
                                                                                                      ------------      ------------
Effect of exchange rate changes on cash and cash equivalents .............................                (498)              (1,166)
Net (decrease) / increase  in cash and cash equivalents ..................................            (705,769)           4,034,096
Cash and cash equivalents, beginning of period ...........................................           1,129,246            7,088,431
                                                                                                     ------------       ------------
Cash and cash equivalents, end of period .................................................        $    423,477         $ 11,122,527
                                                                                                    ==============      ============



        The accompanying notes are an integral part of the financial statements.

                               Ariel Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosure contained herein is adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     As of March 31, 2001, the Company had negative working capital of $732,648, including cash and cash equivalents of $423,477. The Company has incurred substantial operating losses and had an accumulated deficit of $45,662,779 as of March 31, 2001. The Company has incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and $3.8 million for the three months ended March 31, 2001 and expects to incur costs and expenses in excess of revenues as it continues to execute its business strategy in the ISP and OEM markets. Absent the pending transaction with Mayan Networks, Inc. described below and in Note 20 to the financial statements included in its Annual report on Form 10-K for the year ended December 31, 2000, (which is contingent upon a number of factors), the Company has limited financial resources available to support its ongoing operations, fund product development programs, to develop and market new competitive remote access technology, and pay its obligations as they become due.

     These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the consummation of the pending transaction with Mayan Networks, Inc. as described below in Note 5, the ongoing support of its stockholders, creditors, and certain key customers, and/or its ability to successfully develop and market its remote access products and technology at economically feasible levels in a highly competitive and rapidly changing technology environment.

     As discussed in Note 5, the Company has a pending transaction with Mayan Networks Corporation which the Company believes, if consummated, will provide adequate financial resources to support the Company through March 2002. There is no assurance, however, that the Company will be able to close the pending transaction or that such financial resources provided by the pending transaction, if closed, will be sufficient to support the Company until it reaches a successful level of operations.

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. The results for interim periods are not necessarily indicative of results for the full year.

2.       Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:

                                                   March 31,        December 31,
                                                     2001               2000
                                                  ----------         -----------
Component Materials ....................          $  260,276          $  556,429
Work-in process ........................             353,504             557,632
Finished Goods .........................           1,665,697           1,445,199
                                                  ----------          ----------
                                                  $2,279,477          $2,559,260
                                                  ==========          ==========

3.       Debt

     As of March 31, 2001 the Company had total debt of $1,953,048 consisting of a Term Note due to Transamerica Business Credit Corporation of $1,653,048 and a bridge loan due to Mayan Networks of $300,000.

     As of March 31, 2001 outstanding debt of $1,653,048 remained on the Term Note payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. The interest rate in effect on the term loan at March 31, 2000 was 12.10%.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations. The Company believes it is in compliance with this provision and Transamerica has not communicated to the Company that a material adverse effect has occurred.

     On March 28, 2001, the Company entered in an agreement with Mayan Networks (see Note 5) which, among other things, provides for a Promissory Note (the "Note"). The Note calls for Mayan Networks to provide up to $2 million in debt financing to the Company on an as needed basis until the transaction is consummated or otherwise terminated. In the event Mayan chooses to terminate the merger agreement due to a superior offer, the note becomes a term note with any principal and accrued interest payable on the one year anniversary of the termination. Should the merger agreement otherwise terminate amounts due on the Note would be due and payable upon termination.

     The Company must maintain compliance with certain representations and warranties and not be in breach of the covenants of the merger agreement to draw down funds against the Note. The Note has an annual interest rate of 8% and is secured by subordinated security agreements on the Company's tangible and intellectual property.

     The Company had drawn down $300,000 as of March 31, 2001. As of the May 15, 2001 there is a total of $1,650,000 outstanding.

4.       Segment Data

     Segments are comprised of European and North American operations. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 of the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. Segment profit includes operating expenses directly attributable to the segment including administrative, selling, marketing, research and development costs and taxes. Certain expenses managed outside the reportable segments are excluded. Costs excluded from segment profit include charges for in-process research and development and costs related to mergers and acquisitions. The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment as of and for the three months ended March 31:



     NORTH AMERICA:
          For the three months ended and as of:                                    March 31, 2001           March 31, 2000
                                                                                   --------------           --------------
         Revenues from external customers ..................................     $    829,922                $  1,954,617
         Segment loss ......................................................       (3,580,880)                 (2,579,509)
         Segment assets ....................................................        5,016,204                  19,725,473

     EUROPE:
         For the three months ended and as of:                                     March 31, 2001           March 31, 2000
                                                                                   --------------           --------------
         Revenues from external customers ..................................     $     51,734                $    117,604
         Segment (loss) ....................................................         (267,954)                   (233,468)
         Segment assets ....................................................          533,641                   2,562,314



5.       Merger Agreement

     On March 28, 2001 the Company entered into a definitive agreement and plan of merger with Mayan Networks Corporation of San Jose, California which upon consummation requires the Company to, among other things, effect a reverse stock split and to issue additional shares to Mayan Network's shareholders immediately after the reverse stock split. Upon consummation of the transaction Mayan Network shareholders will control approximately 90% of the Company's outstanding voting stock.

     The merger will be accounted for under the purchase method. Because Mayan will own approximately 90% of the common stock of Ariel (on a diluted basis) after the merger, the merger will be accounted for as a reverse acquisition which results in Mayan being the acquirer of Ariel for accounting purposes.

     The consummation of the transaction requires, among other things, the approval of the plan of merger by shareholders of both companies, the filing of a registration statement with the Securities and Exchange Commission on Form S-4, the effectiveness of the shares to be issued in that filing and the listing of those shares on the NASDAQ National Market.

     The Company expects to complete the transaction by August 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -----------------------------

COMPARISON OF RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship that certain items of the Company's results of operations bear to total sales.


                                                            Three months ended
                                                                 March 31,

                                                            2001           2000
                                                            ----           ----

Sales ............................................          100%           100%
Cost of goods sold ...............................           71             42
                                                           ----           ----
     Gross profit ................................           29             58
Expenses
     Sales and marketing .........................          121             61
     General and administrative ..................          219             71
     Research and development ....................          124             62
                                                           ----           ----
     Total operating expenses ....................          464            194
                                                           ----           ----
Loss from operations .............................         (435)          (136)
Interest Income ..................................            1              5
Interest Expense .................................           (8)            (5)
Other (expense) Income ...........................            5              *
                                                           ----           ----
                 Net Loss ........................         (437)%         (136)%
                                                           ====           ====
*       Total is less than 1%


     Three months ended March 31, 2001 as compared to three months ended March 31, 2000

Net Sales

     Worldwide sales were $881,656 for the three months ended March 31, 2001, a decrease of $1,190,565 compared to net sales of $2,072,221 for the three months ended March 31, 2000. Domestic sales were $797,346 for the three months ended March 31, 2001 compared to $1,797,907 for the three months ended March 31, 2000. The decrease in sales of $1,000,561 was attributable to a decrease in sales of DSP products to OEMs. In June 2000 we notified our customers that we would no longer offer certain older DSP products due to the lack of availability of component parts and the prohibitive cost of production, testing and technical support for these older products. Therefore, these products could no longer be made generally available after December 31, 2000. This caused a one-time increase in orders and sales for these products and a larger relative decline in OEM revenue in 2001. New OEM projects typically require 18-24 months from the award of a project to the realization of a ramp in revenue. From 1997 through 1998 the Company curtailed pursuit of new OEM projects while it focused on PC manufacturers. This additionally contributed to decreases in overall OEM revenues. Decreases in OEM revenues were only partially offset by sales of the Company's RAS products to ISPs due to a sudden and sharp decrease in capital expenditures by Internet Service Providers and telecommunications vendors.

     International sales were $84,310 for the three months ended March 31, 2001 (including U.S. exports of $32,576 and sales from European operations of $51,734.) Compared to $274,314 for the same period of 2000. In June 2000, the Company decided to phase out low-end basic rate ISDN (BRI) products of its French subsidiary, SCii Telecom SA. The decision was based on reduced sales of BRI products due to the loss of major customers and advances in competing technologies. Accordingly, the decrease of $190,004 reflects a decrease in sales of BRI products.

Gross Profit

     Gross profit decreased by $947,699 to $256,148 for the three months ended March 31, 2001 from $1,203,847 for the three months ended March 31, 2000. Gross profit was 29% of sales for the three months ended March 31, 2001 compared to 58% for the three months ended March 31, 2000. The decrease in gross profit was due the reduced sales of older DSP products. The decrease in gross profit as a percentage of sales is primarily due to the loss of higher gross margin sales to OEM customers for both RAS and DSP products as well as the impact of fixed manufacturing overhead on reduced sales for the period. Reserves for inventory in excess of expected demand did not materially impact gross profit for the three months ended March 31, 2001, however, the Company continues to review expected demand and adjust the carrying value of inventory as necessary.

Sales and marketing

     Sales and marketing expenses were $1,064,854 for the three months ended March 31, 2001 compared to $1,266,834 for the three months ended March 31, 2000. The decrease of $201,980 or 16% is primarily due to decreased participation in trade shows during the three months ended March 31, 2001 as compared to the prior year period. Such decreases were related to booth space and travel of approximately $76,000 and $37,000, respectively. Additionally, expenses related to public and investor relations were approximately $63,000 less in the three months ended March 31, 2001 over the prior year period. Decreases in European sales and marketing expenses of approximately $80,000 reflect the discontinuance of both DSP and SCii's BRI products. Such decreases were partially offset by increased salaries and the deployment of product demonstration units of approximately $20,000 and $27,000, respectively.

General and administrative

     General and administrative expenses were $1,935,011 for the three months ended March 31, 2001 compared to $1,468,396 for the three months ended March 31, 2000. The increase of $466,075 is due to the accrual of approximately $582,000 for professional fees related to the merger of the Company with Mayan Networks of San Jose, CA (see Note 5). Other increases included increased directors and officers insurance premiums of $33,330 and increases in reserves for future warranty costs of $40,000. Such increases were partially offset by a reduction in amortization expense of approximately $183,000, related to the Company's November 1998 acquisition of Scii. In February 2001, the Company reached a settlement with SCii's former parent, Alis Technologies, and received approximately $600,000 towards the settlement during the quarter ended March 31, 2001. Proceeds of approximately $565,000 were reflected as an adjustment to the purchase price and offset against remaining goodwill and intangibles at March 31, 2001.

Research and Development

     Research and development expenses were $1,090,516 for the three months ended March 31, 2001 compared to $1,281,626 for the three months ended March 31, 2000, a decrease of $191,110. The decrease is primarily due to the reduction in salaries and related expenses of $196,220 and savings of $66,000 resulting from the discontinuance of both DSP and SCii's BRI products. Such decreases were offset by increases in contract labor and material costs of approximately $72,000 for engineers related to development of the Company's SS7 Gateway enabled remote access products.

     For the foregoing reasons the Company incurred a net loss of $3,848,834 for the three months ended March 31, 2001 as compared to losses of $2,960,245 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     We have incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and $3.8 million for the three months ended March 31, 2001 and expect to incur costs and expenses in excess of revenues as we continue to execute our business strategy in the ISP and OEM markets. Absent the pending transaction with Mayan Networks, Inc. described in Note 5 to the financial statements (which is contingent upon a number of factors), we have limited financial resources available to support our ongoing operations, fund product development programs to develop and market new competitive remote access technology, and pay its obligations as they become due.

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

     We maintain a credit facility with Transamerica Business Credit Corporation. Currently the Company has a five-year, $3 million term loan ("Term Loan"). As of March 31, 2001, there was $1,653,048 outstanding under the Term Loan. (See Note 3 to the Financial Statements.)

     We drew down $4 million under the Term Loan on June 12, 1997 when we signed the agreement. Term Loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At December 31, 2000, the interest rate in effect was 12.10%.

     On March 28, 2001,  we entered into an agreement  with Mayan  Networks (see
Note 5) which, among other things, provides for a Promissory Note (the "Note"). The Note calls for Mayan Networks to provide up to $2 million in debt financing to us on an as needed basis until the transaction is consummated or otherwise terminated. In the event Mayan chooses to terminate the merger agreement due to a superior offer, the Note becomes a term note with any principal and accrued interest payable on the one year anniversary of the termination. Should the merger agreement otherwise terminate amounts due on the Note would be due and payable upon termination.

     We must maintain compliance with certain representations and warranties and not be in breach of the covenants of the merger agreement to draw down funds against the Note. The Note has an annual interest rate of 8% and is secured by subordinated security agreements on our tangible and intellectual property.

     We had drawn down $300,000 as of March 31, 2001. As of May 15, 2001 there is a total of $1,650,000 outstanding.

     During the three months ended March 31, 2001, there was a net decrease in cash and cash equivalents of $705,769. At March 31, 2001, cash and cash equivalents amounted to $423,477. Working capital deficit amounted to $732,648 at March 31, 2001. This as compared to working capital of $2,385,855 at December 31, 2000.

     Net cash used in operating activities for the three months ended March 31, 2001 amounted to $1,503,422. The negative cash flows from operations were due primarily to the Company's net loss of $3,848,834, before non-cash expenditures related to depreciation, amortization, reserves and allowances of $440,221. Increases in cash due to collections of trade and other receivables, accounted for approximately $1,998,000.

     Net cash provided by investing activities for the three months ended March 31, 2001 amounted to $690,810 due to proceeds of approximately $565,000 received in connection with the settlement of a dispute with the Alis Technologies, the seller of SCii, and net proceeds of $130,000 from investments that matured during the period. The proceeds from the Alis Technologies settlement were recorded as an adjustment to the SCii purchase price.

     Cash from financing activities increased by $107,341 for the three months ended March 31, 2001. The increase was due to proceeds received under the terms of a Bridge Loan with Mayan Networks in the amount of $300,000. Such increase was offset by principal payments on the Company's capital lease obligations and its Term Note with Transamerica in the amounts of $28,907 and $163,752, respectively.

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

Part II.     Other Information

ITEM 1.  LEGAL PROCEEDINGS:
         ------------------

     We are not engaged in any material legal proceedings. We may from time to time become a party to various legal proceedings in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - none.
         -------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - none.
         ---------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         ------------------------------------------------------

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

      The voting totals were as follows:

      For:    5,037,829              Against: 776,287          Abstain: 765,537


ITEM 5.  OTHER INFORMATION:

     On March 28, 2001, the Company filed a report of unscheduled material events under Item 5, of Form 8K which contained the following:

     (A) The Company had entered into an Agreement and Plan of Merger (the "Agreement") with Mayan Networks Corporation ("Mayan") pursuant to which Mayan will acquire and merge into Ariel. The closing of the transaction is scheduled to occur during the third quarter of 2001, subject to a number of conditions including: 1) approval by the stockholders of both Ariel and Mayan; 2) effectiveness of a Registration Statement on Form S-4 related to the shares issued to Mayan stockholders in the transaction; 3) regulatory approval by the NASD authorizing listing of the Ariel common shares to be issued in the merger; and 4) any other requisite consents from governmental entities have been obtained. All conditions to closing the Agreement are fully set forth in the Agreement which was annexed to the filing as Exhibit "1". Upon consummation of the transaction, Mayan's securities holders will hold ninety (90%) percent of the outstanding securities and Ariel's securities holders will hold ten (10%) percent of the outstanding securities of the combined entity.

     (B) In October 1998, Ariel adopted a Rights Plan ("Plan") which may be activated upon the occurrence of certain events including the acquisition by a third party of a stated percentage of the Company's common stock. In order to specifically state the proposed merger transaction between Ariel and Mayan is not an event that would constitute a trigger of the provisions of the Plan, Ariel has amended the Plan specifically stating that the proposed transaction with Mayan falls outside the ambit of the Plan. The plan was attached as Exhibit "2" to the filing.


ITEM 6. Exhibits -  None

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Ariel Corporation
                            ----------------------------------------------------
                            Registrant







                            ----------------------------------------------------
                             John R. Loprete
                             Vice President of Finance and Principal Accounting Officer


Date:  May 15, 2001