Form 10-Q
period 2001-06-30
ARIEL CORP
filed 2001-08-14
CIK 911167

Securities and Exchange Commission

                              Washington, DC 20549
                        ----------------------------------

                                    Form 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the securities exchange act of 1934

For the quarterly period ended June 30, 2001    Commission file number: 0-25326

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

Common Stock, $.001 par value                     13,189,720 shares outstanding
                                                  as of June 30, 2001


                    Documents Incorporated by Reference: None






                                Ariel Corporation
                                      Index

Part I.  Financial Information
-------  ---------------------

Item 1.  Consolidated Financial Statements  (Unaudited)
         ----------------------------------

                  A.       Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

                  B.       Consolidated Statements of Operations and Comprehensive Loss for the
                           three and six months ended June 30, 2001 and 2000

                  C.       Consolidated Statements of Cash Flows for the six months ended
                           June 30, 2001 and 2000

                  D.       Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
         --------------------------------------------------------------------------------------



Part II.  Other Information
--------  -----------------

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds - none
         ------------------------------------------------

Item 3.  Defaults upon Senior Securities - none
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none
         ----------------------------------------------------------

Item 5.  Other Information  - Form 8-K
         -----------------------------




PART I. - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                                                        ARIEL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                             ----            ----
ASSETS                                                                    (Unaudited)
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS ....................................   $    111,919    $  1,129,246
       ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
          $175,292 IN 2001 AND $644,706 IN 2000 .....................        156,169       2,077,581
       OTHER RECEIVABLES ............................................         73,948         240,082
       INVENTORIES, NET .............................................      1,925,757       2,559,260
       PREPAID EXPENSES .............................................        344,197         495,859
                                                                        ------------    ------------
                          TOTAL CURRENT ASSETS ......................      2,611,990       6,502,028

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
         AND AMORTIZATION ...........................................        826,503       1,261,112

OTHER ASSETS ........................................................        664,532       1,444,911
                                                                        ------------    ------------
       TOTAL ASSETS .................................................   $  4,103,025    $  9,208,051
                                                                        ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

       ACCOUNTS PAYABLE .............................................   $  1,963,862    $  1,705,696
       ACCRUED EXPENSES .............................................      1,173,798       1,688,971
       NOTES PAYABLE - CURRENT PORTION OF LONG-TERM DEBT ............     2,928,8566         520,263
       CURRENT PORTION OF CAPITAL-LEASE OBLIGATION ..................        110,033         110,033
       ROYALTIES PAYABLE ............................................         91,210          91,210
                                                                        ------------    ------------
                          TOTAL CURRENT LIABILITIES .................      6,267,759       4,116,173


CAPITAL-LEASE OBLIGATION, NET OF CURRENT PORTION ....................         46,569         104,966
NOTES PAYABLE - LONG TERM ...........................................        909,144       1,268,721

STOCKHOLDERS' EQUITY / (DEFICIT)
       PREFERRED STOCK, $.001 PAR VALUE:
                AUTHORIZED - 2,000,000 SHARES
                          ISSUED AND OUTSTANDING - NONE

       COMMON STOCK, $.001 PAR VALUE:
                AUTHORIZED - 20,000,000 SHARES
                ISSUED AND OUTSTANDING - 13,189,720  AT JUNE 30, 2001
                    AND 13,073,920 AT DECEMBER 31, 2000 .............         13,190          13,074
       ADDITIONAL PAID-IN CAPITAL ...................................     46,432,178      46,436,667
       UNREALIZED LOSSES - FOREIGN CURRENCY TRANSLATION ADJUSTMENT ..       (959,090)       (945,806)
       ACCUMULATED DEFICIT ..........................................    (48,606,725)    (41,785,744)
                                                                        ------------    ------------
                          TOTAL STOCKHOLDERS' EQUITY / (DEFICIT) ....     (3,120,447)      3,718,191
                                                                        ------------    ------------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT) .........   $  4,103,025    $  9,208,051
                                                                        ============    ============





                          The accompanying notes are an integral part of the financial statements.






                                                       Ariel Corporation
                               Consolidated Statements of Operations and Comprehensive Loss
                                                        (Unaudited)


                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                                   2001               2000               2001              2000
                                                              --------------     --------------     --------------     -------------
SALES ..................................................      $    470,176       $  1,097,211       $  1,351,832       $  3,169,432
COST OF GOODS SOLD .....................................           367,886          1,021,382            993,395          1,889,756
                                                              ------------       ------------       ------------       ------------
       GROSS PROFIT ....................................           102,290             75,829            358,437          1,279,676
EXPENSES:
     SALES AND MARKETING ...............................           952,017          1,601,702          2,016,870          2,868,535
     GENERAL AND ADMINISTRATIVE ........................         1,298,177          1,526,158          3,233,187          2,994,554
     RESEARCH AND DEVELOPMENT ..........................         1,110,112          1,387,654          2,200,628          2,669,280
     RESTRUCTURING AND SPECIAL CHARGES .................                 -          2,356,656                  -          2,356,656
                                                              ------------       ------------       ------------       ------------
         TOTAL OPERATING EXPENSES ......................         3,360,306          6,872,170          7,450,685         10,889,025
                                                              ------------       ------------       ------------       ------------
       LOSS FROM OPERATIONS ............................        (3,258,016)        (6,796,341)        (7,092,248)        (9,609,349)

INTEREST INCOME ........................................             3,758            129,237             11,027            240,155
INTEREST EXPENSE .......................................           (49,798)          (137,515)          (116,965)          (247,648)
OTHER INCOME, NET ......................................           331,909             19,056            377,205             18,303
                                                              ------------       ------------       ------------       ------------
       NET LOSS ........................................      ($ 2,972,147)      ($ 6,785,563)      ($ 6,820,981)      ($ 9,598,539)
                                                              ------------       ------------       ------------       ------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ...........              (845)           (70,378)           (13,284)          (146,244)
                                                              ------------       ------------       ------------       ------------
                           COMPREHENSIVE LOSS ..........      (  2,972,992)      (  6,855,941)      (  6,834,265)      (  9,744,783)
                                                              ============       ============       ============       ============
      BASIC AND DILUTED LOSS  PER SHARE ................      $      (0.23)      $      (0.52)      $      (0.52)      $      (0.78)
                                                              ============       ============       ============       ============










                               The accompanying notes are an integral  part of the financial statements.






                                                         Ariel Corporation
                                                 Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                                                                    For The 6 Months Ended June 30,
                                                                                                       2001                2000
                                                                                                   -------------      --------------
Cash flows from operating activities:
Net Loss ...................................................................................        $(6,820,981)        $(9,598,539)
Adjustments to reconcile net loss to net cash used in operating activities:
                    Depreciation and amortization ..........................................            390,393             472,740
                    Amortization of goodwill & intangibles .................................             49,112             466,935
                    Amortization of debt issuance costs ....................................            139,493             139,493
                    Provision for doubtful accounts ........................................             37,712              13,207
                    Provision for inventory obsolescence ...................................             90,000             694,494
                    Non-Cash compensation expense ..........................................             89,817              29,939
                    Non-Cash restructuring and special charges .............................               --             2,050,511
(Increase) decrease in assets:
                    Accounts receivable ....................................................          1,994,795           2,231,052
                    Accounts receivable other ..............................................             42,271              27,108
                    Inventories ............................................................            612,535            (468,613)
                    Other assets ...........................................................            (44,263)           (186,421)
 Increase (decrease) in liabilities:
                    Accounts payable and accrued expenses ..................................           (338,170)         (2,104,813)
                                                                                                    -----------         -----------
                         Net cash used in operating activities .............................         (3,757,287)         (6,232,907)
                                                                                                    -----------         -----------
Cash flows from investing activities:
                    Purchase of investments ................................................           (220,000)               --
                    Proceeds from maturity of investments ..................................            350,000                --
                    Purchase of equipment ..................................................            (54,436)           (496,082)
                    Purchase price adjustment ..............................................            564,666                --
                                                                                                    -----------         -----------
                         Net cash provided by (used in) investing activities ...............            640,230            (496,082)
                                                                                                    -----------         -----------
Cash flows from financing activities:
                    Proceeds from exercise of common stock and warrants ....................            110,010           8,067,217
                    Principal payments on capital lease obligation .........................            (58,397)            (54,821)
                    Proceeds from promissory note ..........................................          2,325,000                --
                    Principal payments on short-term debt ..................................               --            (1,329,321)
                    Principal payments on long-term debt ...................................           (275,984)           (244,972)
                                                                                                    -----------         -----------
                         Net cash provided by financing activities .........................          2,100,629           6,438,103
                                                                                                    -----------         -----------
Effect of exchange rate changes on cash ....................................................               (900)            (48,340)
Net decrease in cash .......................................................................         (1,017,327)           (339,226)
Cash and cash equivalents, beginning of year ...............................................          1,129,246           7,088,431
                                                                                                    -----------         -----------
Cash and cash equivalents, end of period ...................................................        $   111,919         $ 6,749,205
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

     As of June 30, 2001, the Company had negative working capital of $3,655,769, including cash and cash equivalents of $111,919. The Company has incurred substantial operating losses and had an accumulated deficit of $48.6 million as of June 30, 2001. The Company has incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and $6.8 million for the six months ended June 30, 2001 and expects to incur costs and expenses in excess of revenues as it continues to execute its business strategy. Absent the pending transaction with Mayan Networks, Inc. described below, in Note 5 and in Note 20 to the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000, (which is contingent upon a number of factors), the Company has limited financial resources available to support its ongoing operations, fund product development programs to develop and market new competitive remote access technology, and pay its obligations as they become due. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the consummation of the pending transaction with Mayan Networks, Inc. as described below in Note 5, the ongoing support of its stockholders, creditors, and certain key customers, and/or its ability to successfully develop and market its remote access products and technology at economically feasible levels in a highly competitive and rapidly changing technology environment.

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

     In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. The results for interim periods are not necessarily indicative of results for the full year.

2.       Inventories, net of allowance:

         Inventories, net of allowance, consists of the following:
                                                    June 30,        December 31,
                                                     2001               2000
                                                  ----------         -----------
Component Materials ....................          $  237,248          $  556,429
Work-in process ........................             311,372             557,632
Finished Goods .........................           1,377,137           1,445,199
                                                  ----------          ----------
                                                  $1,925,757          $2,559,260
                                                  ==========          ==========

3.       Debt

     As of June 30, 2001 the Company had total debt of $3,838,000 consisting of a Term Note due to Transamerica Business Credit Corporation of $1,513,000 and a promissory note due to Mayan Networks of $2,325,000.

     The Term Note is payable quarterly in arrears over twenty consecutive quarters commencing October 1, 1997. The interest rate in effect on the term loan at June 30, 2001 was 12.10%. It is collateralized by accounts receivable, inventory, property and equipment, and intangible assets.

     The Transamerica credit agreement includes a material adverse effect clause, whereby Transamerica can accelerate the due date of the loan if certain changes in conditions (financial or otherwise) are deemed to have a material adverse effect on the Company's ability to meet its obligations. The agreement also includes a provision whereby Transamerica may accelerate the remaining balance to be due and payable in the event of a change in control.

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

     In June 2001, the Note was increased to provide an aggregate of up to $4 million. The Company had drawn down $2,325,000 as of June 30, 2001. As of August 10, 2001 there is a total of $3,950,000 outstanding.

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

   Summary information by segment as of and for the three and six months ended June 30:

NORTH AMERICA:
         For the three months ended and as of:                             June 30, 2001        June 30, 2000
                                                                            ------------         ------------
         Revenues from external customers .........................         $    470,176          $  1,000,465
         Segment loss .............................................           (2,768,066)           (6,539,567)
         Segment assets ...........................................            3,838,347            12,403,309

EUROPE:
         For the three months ended and as of:                             June 30, 2001         June 30, 2000
                                                                            ------------          ------------
         Revenues from external customers .........................         $     - 0 -           $     96,746
         Segment loss .............................................             (204,081)             (233,468)
         Segment assets ...........................................              264,678             2,385,690


NORTH AMERICA:
         For the six months ended and as of:                               June 30, 2001         June 30, 2000
                                                                            ------------          ------------
         Revenues from external customers .........................         $  1,300,098          $  2,955,082
         Segment loss .............................................           (6,348,946)           (9,119,076)
         Segment assets ...........................................            3,838,347            12,403,309

EUROPE:
         For the six months ended and as of:                               June 30, 2001         June 30, 2000
                                                                            ------------          ------------
         Revenues from external customers .........................         $     51,734          $    214,350
         Segment loss .............................................             (472,035)             (466,935)
         Segment assets ...........................................              264,678             2,385,690




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

     The Company expects to complete the transaction by September 30, 2001.


6.    Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company does not expect that the adoption of the provisions of FAS 142 that are effective January 1, 2002 will have a material impact on its results of its operations or financial position.

7.     Subsequent Events

     On August 2, 2001 the Company committed to a plan to discontinue it's European operations. That plan is expected to be completed in September 2001. Accordingly, the Company expects to record a non-cash operating charge in September 2001 to realize cumulative currency translation adjustments related to these operations. As of June 30, 2001 the Company has accumulated $959,090 in currency translation charges.

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

                                                             Six months ended
                                                                 June 30,

                                                            2001          2000
                                                            ----          ----
Sales ............................................          100.0%       100.0%
Cost of goods sold ...............................           73.5         59.6
                                                            -----        -----
     Gross profit ................................           26.5         40.4
Expenses
     Sales and marketing .........................          149.2         90.5
     General and administrative ..................          239.2         94.5
     Research and development ....................          162.8         84.2
     Restructuring and other charges .............            --          74.4
                                                            -----        -----
     Total operating expenses ....................          551.2        343.6
                                                            -----        -----
Loss from operations .............................         (524.7)      (303.2)
Interest income ..................................            0.8          7.6
Interest expense .................................           (8.7)        (7.8)
Other income, net ................................           27.9          0.6
                                                            -----        -----
                 Net Loss
                                                           (504.7)%     (302.8)%
                                                            =====        =====




Three months ended June 30, 2001 as compared to three months ended June 30, 2000
--------------------------------------------------------------------------------


Net Sales

     Worldwide sales were $470,176 for the three months ended June 30, 2001, a decrease of $627,035 compared to net sales of $1,097,211 for the three months ended June 30, 2000. Domestic sales were $444,468 for the three months ended June 30, 2001 compared to $739,663 for the three months ended June 30, 2000. The decrease in sales of $295,195 was attributable to a decrease in sales of DSP products to original equipment manufacturers. In June 2000 we notified our customers that we would no longer offer certain older DSP products due to the lack of availability of component parts and the prohibitive cost of production, testing and technical support for these older products. Therefore, these products could no longer be made generally available after December 31, 2000. This caused a one-time increase in orders and sales for these products in 2000 and a larger relative decline in original equipment manufacturer revenues in 2001. New original equipment manufacturer projects typically require 18 to 24 months from the award of a project to the realization of revenue. From 1997 through 1998 the Company curtailed pursuit of new original equipment manufacturer projects while it focused on PC manufacturers which has resulted in fewer original equipment manufacturer revenues. Decreases in original equipment manufacturer revenue were only partially offset by sales of the Company's RAS products to ISPs due to a sudden and sharp decrease in capital expenditures by Internet Service Providers and telecommunications vendors in 2001.

     International sales were $25,708 for the three months ended June 30, 2001 as compared to $357,548 for the same period of 2000. $96,746 of the international sales decrease was due to our decision in June 2000 to phase out low-end basic rate ISDN (BRI) products of our French subsidiary, SCii Telecom SA. The decision was based on reduced sales of BRI products due to the loss of major customers and advances in competing technologies. The remaining decline in international revenues is due to discontinued DSP products as described in the previous paragraph.

Gross Profit

     Gross profit for the three months ended June 30, 2001 increased $26,461 to $102,290 for the three months ended June 30, 2001 from $75,829 for the three months ended June 30, 2000. Gross profit was 22% of sales for the three months ended June 30, 2001 compared to 7% for the three months ended June 30, 2000. In June 2000 we recorded $548,000 in inventory reserves related to our RS2000 product. Without the effect of these reserves, gross margins decreased approximately $521,000. That decrease was due to reduced sales of older DSP products which carry a higher gross margin as a percent to sales as well as the impact of fixed manufacturing overhead on reduced sales for the period. Provisions for inventory in excess of expected demand were $45,000 for the three months ended June 30, 2001 as we continue to review expected demand and reduce the carrying value of inventory as necessary.

Sales and marketing

     Sales and marketing expenses were $952,017 for the three months ended June 30, 2001 compared to $1,601,702 for the three months ended June 30, 2000. The decrease of $649,685 or 41% is due, in part, to a decrease in advertising and marketing expenses of approximately $217,000 during the three months ended June 30, 2001 as compared to the prior year period. Other decreases included participation in fewer trade shows resulting in reduced expenses for booth space rental, demonstration equipment and travel of approximately $135,000, $17,000 and $19,000, respectively. Additionally, expenses related to public and investor relations were approximately $88,000 less in the three months ended June 30, 2001 over the prior year period. Decreases in European sales and marketing expenses of approximately $99,000 reflect the discontinuance of both DSP and SCii's BRI products and consulting and recruiting costs were approximately $65,000 less in the three months ended June 30, 2001 over the prior year period.

General and administrative

     General and administrative expenses were $1,298,177 for the three months ended June 30, 2001 compared to $1,526,158 for the three months ended June 30, 2000. The decrease of $227,981 is due primarily to a reduction in amortization expense. In February 2001, we reached a settlement with the former parent of our French subsidiary, Alis Technologies, of approximately $930,000. Proceeds of approximately $565,000 were recorded as an adjustment to the purchase price and offset against remaining goodwill and intangibles. Accordingly, no amortization expense was recorded for the three months ended June 30, 2001 as compared to $233,468 in the second quarter of fiscal 2000. The remaining proceeds were payable in installments and recorded as other income when received in May 2001.

     Additional expense reductions included approximately $50,000 in reduced rents as a result of closing or reducing the size of our branch offices, approximately $22,000 in reduced administrative costs of our European operations and approximately $22,000 in reduced employee benefits costs related to our 401k Plan.

     These decreases were partially offset by increases of approximately $84,000 in legal fees and $16,000 in accounting fees related to our merger with Mayan Networks of San Jose, CA (see Note 5).

Research and Development

     Research and development expenses were $1,110,112 for the three months ended June 30, 2001 compared to $1,387,654 for the three months ended June 30, 2000, a decrease of $277,542. The decrease is primarily due to the reduction in salaries and related expenses of $166,206 and savings of $53,045 resulting from the discontinuance of both DSP and SCii's BRI products . Additionally, depreciation expense was down approximately $26,000 due to lower capital spending and expenses related to employee training and professional dues were approximately $33,000 less than the three months ended June 30, 2000.

Restructuring and other Charges

     In June 2000 the board of directors approved a plan to phase out the Company's low end products and reduce ongoing investment in these products in Europe anticipating a savings of approximately $185,000 and $330,000 in 2000 and 2001, respectively. Accordingly, the Company recorded a special charge of approximately $1,546,000 in June 2000 for the impairment of goodwill associated with the Company's 1998 acquisition of SCii Telecom, S.A. (See Note 8 to our financial statements for the year ended December 31, 2000 filed on Form 10-K.)

     In addition, effective May 31, 2000 the Company terminated the employment of Jay H. Atlas, its President and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a restructuring charge of $810,515, which reflects severance and related employee benefits payments of $306,145 payable over one year and an estimated value of $504,370 for one year extension of stock options that vested during Mr. Atlas' employment. As of June 30, 2001, all accrued severance has been paid. No adjustments were made to the accrual and no accrual remains.

     For the three months ended June 30, 2001 no special charges were recorded resulting in a reduction in operating expenses of $2,356,656 as compared to the same period last year.

Other Income and Expense and Interest Income and Expense

     Interest income was $125,479 less for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 due to less available cash for investment. Interest expense decreased approximately $87,000 due to reduction of the Transamerica debt and a lower interest rate on the MAYAN Networks Promissory Note (see Note 3).

     Other income rose $312,853 from the quarter ended June 30, 2001 over the same quarter last year due to the receipt of $330,000 in proceeds from the settlement reached with Alis Technologies related to the acquisition of SCii Telecom, SA in November 1998.


     For the foregoing reasons the Company incurred a net loss of $2,972,147 for the three months ended June 30, 2001 as compared to losses of $6,785,563 for the three months ended June 30, 2000.

Six months ended June 30, 2001 as Compared to six months ended June 30, 2000
----------------------------------------------------------------------------

     Net Sales

     Worldwide sales were $1,351,832 for the six months ended June 30, 2001, a decrease of $1,817,600 compared to net sales of $3,169,432 for the six months ended June 30, 2000. Domestic sales were $1,241,814 for the six months ended June 30, 2001 compared to $2,537,570 for the six months ended June 30, 2000. The decrease in sales of $1,295,756 was attributable to a decrease in sales of DSP products to original equipment manufacturers. In June 2000 we notified our customers that we would no longer offer certain older DSP products due to the lack of availability of component parts and the prohibitive cost of production, testing and technical support for these older products. Therefore, these products could no longer be made generally available after December 31, 2000. This caused a one-time increase in orders and sales for these products in 2000 and a larger relative decline in original equipment manufacturer revenues in 2001. New original equipment manufacturer projects typically require 18 to 24 months from the award of a project to the realization of revenue. From 1997 through 1998 the Company curtailed pursuit of new original equipment manufacturer projects while it focused on PC manufacturers which has resulted in fewer original equipment manufacturer revenues. Decreases in original equipment manufacturer revenue were only partially offset by sales of the Company's RAS products to ISPs due to a sudden and sharp decrease in capital expenditures by Internet Service Providers and telecommunications vendors in 2001.

     International sales were $110,018 for the six months ended June 30, 2001 as compared to $631,862 for the same period of 2000. The overall decrease in international sales of $521,844 was due in part to our decision in June 2000 to phase out low-end basic rate ISDN (BRI) products of our French subsidiary, SCii Telecom SA. The decision was based on reduced sales of BRI products due to the loss of major customers and advances in competing technologies and resulted in a decrease in sales of $162,618 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The remaining decline in international revenues of $359,226 for the period is due to discontinued DSP products as described in the previous paragraph.

Gross Profit

     Gross profit for the six months ended June 30, 2001 decreased $921,239 to $358,437 for the six months ended June 30, 2001 from $1,279,676 for the six months ended June 30, 2000. Gross profit was 27% of sales for the six months ended June 30, 2001 compared to 40% for the six months ended June 30, 2000. In June 2000 we recorded $548,000 in inventory reserves related to our RS2000 product. Without the effect of these reserves, gross margins decrease approximately $1,469,000. That decrease was due to reduced sales of approximately $1.8 million in older DSP products which carry a higher gross margin as a percent to sales as well as the impact of fixed manufacturing overhead on reduced sales for the period. Provisions for inventory in excess of expected demand were $90,000 for the six months ended June 30, 2001, as we continue to review expected demand and reduce the carrying value of inventory as necessary.

Sales and marketing

     Sales and marketing expenses were $2,016,870 for the six months ended June 30, 2001 compared to $2,868,535 for the six months ended June 30,2000. The decrease of $851,665 or 30% is due to a reduction in marketing research, tele-marketing and advertising of approximately $218,000 as well as a reduction of approximately $266,000 for trade show related expenses as result of our decision to reduce costs through participation in fewer trade shows and events. Decreases in European sales and marketing expenses of approximately $202,000 reflect the effect of discontinuing the BRI products of our French subsidiary and the integration of sales and marketing functions at the Company's foreign subsidiaries with the parent company. The Company also realized a reduction of approximately $151,000 in public and investor relations programs as a result of cost reduction actions. Such decreases were partially offset by increases of approximately $31,000 in commissions for the six months ended. Though sales were down overall, sales to new original equipment manufacturing and ISP customers were up which yield a higher commission than sales to existing customers.

General and administrative

     General and administrative expenses were $3,233,187 for the six months ended June 30, 2001 compared to $2,994,554 for the six months ended June 30, 2000. The increase of $238,633 reflects transaction costs related to our merger with MAYAN Networks (see Note 5) which include legal and accounting fees of approximately $340,000 and investment banking fees of $275,000. There were no such transaction costs in the six months ended June 30, 2000. These increases were partially offset by a reduced amortization of approximately $358,000 related in part to the impairment of goodwill resulting from the restructuring plan implemented in June 2000 that discontinued the BRI products of our French subsidiary, SCii. Additionally, we reduced general and administrative costs at our European subsidiaries by approximately $50,000 during the period as compared to the same period last year.

Research and Development

     Research and development expenses were $2,200,628 for the six months ended June 30, 2001 compared to $2,669,280 for the six months ended June 30, 2000. The decrease of $468,652 is comprised primarily of decreases in salaries and engineering consulting fees of $276,390 and savings of $119,191 resulting from the integration of the Company's European research and development projects with those at its U.S. headquarters. Additionally, decreases in capital spending resulted in less depreciation and maintenance costs of approximately $64,000.

Restructuring and other Charges

     In June 2000 the board of directors approved a plan to phase out the Company's low end products and reduce ongoing investment in these products in Europe anticipating a savings of approximately $185,000 and $330,000 in 2000 and 2001, respectively. Accordingly, the Company recorded a special charge of approximately $1,546,000 in June 2000 for the impairment of goodwill associated with the Company's 1998 acquisition of SCii Telecom, S.A. (See Note 8 to our financial statements for the year ended December 31, 2000 filed on Form 10-K.)

     On  August 2,  2001 we  committed  to a plan to  discontinue  our  European operations. That plan is expected to be completed in September 2001. Accordingly, we expects to record a non-cash operating charge in September 2001 to realize cumulative currency translation adjustments related to these operations. There are accumulated currency translation charges of $959,090 as of June 30, 2001.

     In addition, effective May 31, 2000 the Company terminated the employment of Jay H. Atlas, its President and Chief Executive Officer, and entered into a termination and separation agreement with Mr. Atlas. As a result of Mr. Atlas' termination agreement, the Company recorded a restructuring charge of $810,515, which reflects severance and related employee benefits payments of $306,145 payable over one year and an estimated value of $504,370 for one year extension of stock options that vested during Mr. Atlas' employment. As of June 30, 2001, all accrued severance has been paid. No adjustments were made to the accrual and no accrual remains.

     For the six months ended June 30, 2001 no special charges were recorded resulting in a reduction in operating expenses of $2,356,656 as compared to the same period last year.

Other Income and Expense and Interest Income and Expense

     Interest income was $229,128 less for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due to less available cash for investment. Interest expense decreased approximately $131,000 due to reduction of the Transamerica debt and a lower interest rate on the MAYAN Networks Promissory Note (see Note 3).

     Other income rose $358,902 in the six month period ended June 30, 2001 over the same period last year due to the receipt of proceeds from the settlement reached with Alis Technologies related to the acquisition of SCii Telecom, SA in November 1998. In February 2001, we reached a settlement totaling $930,000 with SCii 's former parent , Alis Technologies, and received approximately $600,000 towards the settlement during the quarter ended March 31,2001. Proceeds of approximately $565,000 were recorded as an adjustment to the purchase price and offset against remaining goodwill and intangibles at March 31,2001.


     For the foregoing reasons the Company incurred a net loss of $6,820,981 for the six months ended June 30, 2001 as compared to losses of $9,598,539 for the six months ended June 30, 2000.


Liquidity and Capital Resources

     We have incurred net losses of approximately $15.6 million and $12.5 million for the years ended December 31, 2000 and 1999, respectively, and $6.8 million for the six months ended June 30, 2001 and expect to incur costs and expenses in excess of revenues as we continue to execute our business strategy in the ISP and original equipment manufacturer markets. Absent the pending transaction with Mayan Networks, Inc. described in Note 5 to the financial statements we have limited financial resources available to support our ongoing operations, fund product development programs to develop and market new competitive remote access technology, and pay its obligations as they become due.

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

     We maintain a credit facility with Transamerica Business Credit Corporation. Currently the Company has a five-year, $3 million term loan ("Term Loan"). As of June 30, 2001, there was $1,513,000 outstanding under the Term Loan. (See Note 3 to the Financial Statements.)

     We drew down $4 million under the Term Loan on June 12, 1997 when we signed the agreement. Term Loan payments of principal and interest are due in arrears in twenty consecutive quarterly installments, payable on the first day of each calendar quarter commencing October 1, 1997. The interest rate under the term loan is based on the weekly average of the interest rate on five year U.S. Treasury Securities for stated periods plus an agreed upon number of additional basis points. At June 30, 2000, the interest rate in effect was 12.10%. It is collateralized by accounts receivable, inventory, property and equipment, and intangible assets.

     On March 28, 2001,  we entered into an agreement  with Mayan  Networks (see
Note 5) which, among other things, provides for a Promissory Note (the "Note"). The Note calls for Mayan Networks to provide up to $2 million in debt financing to us on an as needed basis until the transaction is consummated or otherwise terminated. In June 2001, MAYAN increased the amount to provide an aggregate of up to $4 million. In the event Mayan chooses to terminate the merger agreement due to a superior offer, the Note becomes a term note with any principal and accrued interest payable on the one year anniversary of the termination. Should the merger agreement otherwise terminate amounts due on the Note would be due and payable upon termination.

     We must maintain compliance with certain representations and warranties and not be in breach of the covenants of the merger agreement to draw down funds against the Note. The Note has an annual interest rate of 8% and is secured by subordinated security agreements on our tangible and intellectual property.

     We had drawn down $2,325,000 as of June 30, 2001. As of August 10, 2001 there is a total of $3,950,000 outstanding.

     During the six months ended June 30, 2001, there was a net decrease in cash and cash equivalents of $1,017,327. At June 30, 2001, cash and cash equivalents amounted to $111,919. Working capital deficit amounted to $3,655,769 at June 30, 2001. This as compared to working capital of $2,385,855 at December 31, 2000.

     Net cash used in operating activities for the six months ended June 30, 2001 amounted to $3,757,287. The negative cash flows from operations were due primarily to the Company's net loss of $6,820,981, before non-cash expenditures related to compensation, depreciation, amortization, reserves and allowances of $769,527. Increases in cash due to collections of trade and other receivables accounted for approximately $1,995,000 and increases in cash related to decreases in inventories accounted for approximately $613,000.

     Net cash provided by investing activities for the six months ended June 30, 2001 amounted to $640,230 due to proceeds received in connection with the settlement of a dispute with the Alis Technologies, the seller of SCii, and net proceeds of $130,000 from investments that matured during the period. Proceeds of approximately $565,000 from the Alis Technologies settlement were recorded as an adjustment to the SCii purchase price.

     Cash from financing activities increased by $2,100,629 for the six months ended June 30, 2001. The increase was due to proceeds received under the terms of a promissory note with Mayan Networks in the amount of $2,325,000 and proceeds from the exercise of warrants of $110,010. Such increase was offset by principal payments on the Company's capital lease obligations and its Term Note with Transamerica in the amounts of $58,397 and $275,984, respectively.



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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - none.
         -------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - none.
         ---------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - none:
         -------------------------------------------------------------

ITEM 5.  OTHER INFORMATION:
         ------------------

     On April 5, 2001, the Company filed a report under Item 5. of Form 8-K which contained the following:

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

Date:  August 14, 2001